Form 10-Q
period 1995-03-31
CENTURY PENSION INCOME FUND XXIV
filed 1995-05-15
CIK 780590

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended  March 31, 1995

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from               to
                                       -------------    --------------
                       Commission file number   0-15710

                       Century Pension Income Fund XXIV,
                       A California Limited Partnership
            (Exact name of Registrant as specified in its charter)

           California                                    94-2984976
    (State or other jurisdiction            (I.R.S. Employer Identification No.)
    of incorporation or organization)

         5665 Northside Drive N.W., Ste. 370, Atlanta, Georgia  30328
  (Address of principal executive office)                     (Zip Code)

       Registrant's telephone number, including area code (404) 916-9090

                                      N/A
  Former name, former address and fiscal year, if changed since last report.

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X       No
                                                      -----

           APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes         No
    -----      -----
APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable
date                   .
     ------------------
                                1 of 14

CENTURY PENSION INCOME FUND XXIV - FORM 10-Q - MARCH 31, 1995
A California Limited Partnership

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


Balance Sheets
                                                     March 31,     December 31,
                                                        1995           1994
                                                    (Unaudited)     (Audited)
Assets

Cash and cash equivalents                          $   1,802,000  $   2,038,000

Receivables and other assets                             257,000        185,000

Investments in unconsolidated joint ventures           7,777,000      7,681,000

Real Estate:

   Real estate                                        17,419,000     17,324,000
   Accumulated depreciation                           (2,874,000)    (2,764,000)
                                                   -------------- --------------


Real estate, net                                      14,545,000     14,560,000

Deferred leasing commissions, net                        113,000        102,000
                                                   -------------- --------------

  Total assets                                     $  24,494,000  $  24,566,000
                                                   ============== ==============


Liabilities and Partners' Equity

Accrued expenses and other liabilities             $      98,000  $     154,000
                                                   -------------- --------------

  Total liabilities                                       98,000        154,000
                                                   -------------- --------------

Commitments and Contingencies

Partners' equity:

 General partner                                             -          (20,000)
 Limited partners (73,341 units outstanding at
  March 31, 1995 and December 31, 1994)               24,396,000     24,432,000
                                                   -------------- --------------


  Total partners' equity                              24,396,000     24,412,000
                                                   -------------- --------------

  Total liabilities and partners' equity           $  24,494,000  $  24,566,000
                                                   ============== ==============

                      See notes to financial statements.

                                    2 of 14

         CENTURY PENSION INCOME FUND XXIV - FORM 10-Q - MARCH 31, 1995
                       A California Limited Partnership


Statements of Operations (Unaudited)



                                                  For the Three Months Ended
                                                  March 31, 1995  March 31, 1994


Revenues:

  Rental                                             $   490,000    $   404,000
  Interest income                                         18,000         33,000
  Equity in unconsolidated joint ventures' operation      96,000         70,000
                                                     -----------    -----------

    Total revenues                                       604,000        507,000
                                                     -----------    -----------
Expenses:

  Operating                                              109,000         94,000
  Depreciation                                           110,000        110,000
  General and administrative                             123,000        115,000
                                                     -----------    -----------

    Total expenses                                       342,000        319,000
                                                     -----------    -----------

Net income                                           $   262,000    $   188,000
                                                     ===========    ===========

Net income per limited partnership assignee unit     $         3    $         3
                                                     ===========    ===========

Cash distributions per limited partnership
   assignee unit                                     $         4    $         4
                                                     ===========    ===========

                      See notes to financial statements.

                                    3 of 14


         CENTURY PENSION INCOME FUND XXIV - FORM 10-Q - MARCH 31, 1995
                       A California Limited Partnership


Statements of Cash Flows (Unaudited)

                                                  For the Three Months Ended
                                                  March 31, 1995  March 31, 1994

Operating Activities:

Net income                                        $     262,000   $     188,000
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                         119,000         113,000
  Equity in unconsolidated joint ventures'
   operations                                           (96,000)        (70,000)
  Leasing commissions paid                              (20,000)        (20,000)
Changes in operating assets and liabilities:
  Receivables and other assets                          (72,000)        (15,000)
  Accrued expenses and other liabilities                (56,000)        (53,000)
                                                  --------------  --------------
Net cash provided by operating activities               137,000         143,000
                                                  --------------  --------------
Investing Activities:

Additions to real estate                                (95,000)        (16,000)
Proceeds from cash investments                              -         1,283,000
                                                  --------------  --------------
Net cash (used in) provided by investing
 activities                                             (95,000)      1,267,000
                                                  --------------  --------------
Financing Activities:

Cash distribution to partners                          (278,000)       (278,000)
                                                  --------------  --------------
Cash (used in) financing activities                    (278,000)       (278,000)
                                                  --------------  --------------
(Decrease) Increase in Cash and Cash Equivalents       (236,000)      1,132,000

Cash and Cash Equivalents at Beginning of Period      2,038,000       1,036,000
                                                  --------------  --------------
Cash and Cash Equivalents at End of Period        $   1,802,000   $   2,168,000
                                                  ==============  ==============

See notes to financial statements.

                                    4 of 14

         CENTURY PENSION INCOME FUND XXIV - FORM 10-Q - MARCH 31, 1995
                       A California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS



1.  General

The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report for the year ended December 31, 1994. Certain accounts have been reclassified in order to conform to the current period.

The financial information contained herein is unaudited. In the opinion of management, however, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature.

At March 31, 1995, the Partnership had approximately $1,419,000 invested in overnight repurchase agreements earning approximately 6% per annum.

The results of operations for the three months ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

2.  Transactions with Related Parties

    (a) An affiliate of NPI, Inc. received reimbursements of administrative expenses amounting to $26,000 and $16,000 during the three months ended March 31, 1995 and 1994, respectively. These reimbursements are included in general and administrative expenses.

    (b) An affiliate of NPI, Inc. was paid a $16,000 fee ($5,000 allocated to the Partnership) relating to a successful real estate tax appeal on the Partnership's Coral Palm Plaza and Minneapolis Business Park joint venture properties during the three months ended March 31, 1995. These fees are included in operating expenses.

    (c) The general partner is entitled to receive a partnership management fee in the amount equal to 10 percent of cash available for distribution. For the three months ended March 31, 1995 and 1994, the general partner received $31,000. These fees are included in general and administrative expenses.

    (d) In accordance with the partnership agreement, the general partner was allocated its one percent continuing interest in the Partnership's cash distributions (see Note 3). Net income has been allocated to the general partner in an amount equal to the amount of cash distributions received by the general partner which had not been previously allocated.

3.  Distributions to Partners

The Partnership distributed $278,000 in cash during the three months ended March 31, 1995, ($275,000 to limited partners and $3,000 to the general partner).

                                    5 of 14

         CENTURY PENSION INCOME FUND XXIV - FORM 10-Q - MARCH 31, 1995
                       A California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS

4.  Investment in Unconsolidated Joint Ventures


The Partnership has investments in two unconsolidated joint ventures, Coral Palm Plaza Joint Venture and Minneapolis Business Parks Joint Venture.

The following are the condensed balance sheets as of March 31, 1995 and December 31, 1994 and condensed statements of operations for the three months ended March 31, 1995 and 1994 of Coral Palm Plaza Joint Venture.


                        CORAL PALM PLAZA JOINT VENTURE

                           CONDENSED BALANCE SHEETS


                                                     March 31,     December 31,
                                                       1995            1994
                                                   (Unaudited)      (Audited)
Assets

Cash and cash equivalents                         $   1,138,000   $     239,000
Receivables and other assets                            143,000         881,000

Real Estate:

   Real estate                                       16,072,000      16,065,000
   Accumulated depreciation                          (2,880,000)     (2,829,000)
   Allowance for impairment of value                 (7,091,000)     (7,091,000)
                                                  --------------  --------------
Real estate, net                                      6,101,000       6,145,000

Deferred leasing commissions, net                        81,000          87,000
                                                  --------------  --------------
  Total assets                                    $   7,463,000   $   7,352,000
                                                  ==============  ==============

Liabilities and Partners' Equity

Deferred income and other liabilities             $     864,000   $     844,000

  Total liabilities                                     864,000         844,000
                                                  --------------  --------------
Commitments and Contingencies

Partners' equity:

   Century Pension Income Fund XXIII                  4,400,000       4,339,000
   Century Pension Income Fund XXIV                   2,199,000       2,169,000
                                                  --------------  --------------
  Total partners' equity                              6,599,000       6,508,000
                                                  --------------  --------------
  Total liabilities and partners' equity          $   7,463,000   $   7,352,000
                                                  ==============  ==============


                                    6 of 14


        CENTURY PENSION INCOME FUND XXIV - FORM 10-Q - MARCH 31, 1995
                       A California Limited Partnership

                        NOTES TO FINANCIAL STATEMENTS


4.  Investment in Unconsolidated Joint Ventures (Continued)


                       CORAL PALM PLAZA JOINT VENTURE

               CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                  For the Three Months Ended
                                                  March 31, 1995  March 31, 1994


Rental and other revenues                         $     273,000   $     334,000

Expenses                                                182,000         228,000
                                                  --------------  --------------
Net income                                        $      91,000   $     106,000
                                                  ==============  ==============

Allocation of net income:
  CPIF XXIII                                      $      61,000   $      71,000
  CPIF XXIV                                              30,000          35,000
                                                  --------------  --------------
  Net income                                      $      91,000   $     106,000
                                                  ==============  ==============



                                   7 of 14

         CENTURY PENSION INCOME FUND XXIV - FORM 10-Q - MARCH 31, 1995
                       A California Limited Partnership

                        NOTES TO FINANCIAL STATEMENTS


4.  Investment in Unconsolidated Joint Ventures (Continued)

The following are the condensed balance sheets as of March 31, 1995 and December 31, 1994 and condensed statements of operations for the three months ended March 31, 1995 and 1994 of Minneapolis Business Parks Joint Venture.


                   MINNEAPOLIS BUSINESS PARKS JOINT VENTURE

                          CONDENSED BALANCE SHEETS



                                                    March 31,       December 31,
                                                      1995             1994
                                                   (Unaudited)      (Audited)
Assets

Cash and cash equivalents                         $     993,000   $     648,000
Receivables and other assets                            322,000         134,000

Real Estate:

   Real estate                                       20,235,000      20,214,000
   Accumulated depreciation                          (4,150,000)     (3,999,000)
                                                  --------------  --------------
Real estate, net                                     16,085,000      16,215,000

Deferred leasing commissions, net                       227,000         214,000
                                                  --------------  --------------
  Total assets                                    $  17,627,000   $  17,211,000
                                                  ==============  ==============

Liabilities and Partners' Equity

Accrued expenses and other liabilities            $     362,000   $     151,000
                                                  --------------  --------------
  Total liabilities                                     362,000         151,000
                                                  --------------  --------------
Commitments and Contingencies

Partners' equity:

   Century Pension Income Fund XXIII                 11,687,000      11,548,000
   Century Pension Income Fund XXIV                   5,578,000       5,512,000
                                                  --------------  --------------
  Total partners' equity                             17,265,000      17,060,000
                                                  --------------  --------------
  Total liabilities and partners' equity          $  17,627,000   $  17,211,000
                                                  ==============  ==============


                                    8 of 14

         CENTURY PENSION INCOME FUND XXIV - FORM 10-Q - MARCH 31, 1995
                        A California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS


4.  Investment in Unconsolidated Joint Ventures (Continued)


                   MINNEAPOLIS BUSINESS PARKS JOINT VENTURE

                CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)




                                                  For the Three Months Ended
                                                  March 31, 1995  March 31, 1994


Rental and other revenues                         $     715,000   $     620,000

Expenses                                                510,000         510,000
                                                  --------------  --------------
Net income                                        $     205,000   $     110,000
                                                  ==============  ==============

Allocation of net income:
  CPIF XXIII                                      $     139,000   $      75,000
  CPIF XXIV                                              66,000          35,000
                                                  --------------  --------------
  Net income                                      $     205,000   $     110,000
                                                  ==============  ==============



                                    9 of 14

         CENTURY PENSION INCOME FUND XXIV - FORM 10-Q - MARCH 31, 1995
                       A California Limited Partnership

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


This item should be read in conjunction with the Financial Statements and other Items contained elsewhere in this Report.

Liquidity and Capital Resources

Registrant's real estate properties consist of three shopping center properties and investments in two unconsolidated joint ventures. The three shopping centers are located in South Carolina, North Carolina and Georgia. The unconsolidated joint venture properties include one shopping center in Florida and three business parks in Minnesota. The properties are leased to tenants subject to leases with remaining lease terms of up to twenty years. Registrant receives rental income from its properties and is responsible for operating expenses, administrative expenses and capital improvements. All of Registrant's properties generated positive cash flow for the three months ended March 31, 1995.

Registrant uses working capital reserves provided from any undistributed cash flow from operations as its primary source of liquidity. Registrant distributed $278,000 to partners (including $3,000 to the general partner) during the three months ended March 31, 1995 and 1994. Distributions are expected to continue in the near future. The level of such distributions will be contingent upon successful future operations.


The level of liquidity based on cash and cash equivalents experienced a $236,000 decrease at March 31, 1995, as compared to December 31, 1994. Registrant's $95,000 of improvements to real estate (investing activities) and $278,000 of cash distributions to partners (financing activities) more than offset the $137,000 of net cash provided by operating activities. Improvements to real estate increased at March 31, 1995, as compared to the prior year comparative period, due to tenant improvements at Registrant's Butler Square Center property. Registrant has no plans for material capital expenditures during the next twelve months. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

Working capital reserves are invested in a money market account, United States Treasury bills or in repurchase agreements secured by United States Treasury obligations. The Managing General Partner believes that if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund required capital improvements in 1995 and the foreseeable future.

Real Estate Market

The national real estate market has suffered from the effects of the real estate recession including, but not limited to, a downward trend in market values of existing properties. In addition, the bailout of the savings and loan associations and sales of foreclosed properties by auction reduced market values and caused a further restriction on the ability to obtain credit. As a result, Registrant's ability to sell its properties may be restricted. These factors caused a decline in market property values and serve to reduce market rental rates and/or sales prices. Furthermore, management believes that the emergence of new institutional purchasers, including real estate investment trusts and insurance companies, should create a more favorable market value for Registrant's properties in the future.



                               10 of 14

         CENTURY PENSION INCOME FUND XXIV - FORM 10-Q - MARCH 31, 1995
                       A California Limited Partnership

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Results of Operations

Three Months Ended March 31, 1995 vs. March 31, 1994

Operating results improved by $74,000 for the three months ended March 31, 1995, as compared to 1994, due to an increase in revenues of $97,000 which was partially offset by an increase in expenses of $23,000.

Revenues increased by $97,000 for the three months ended March 31, 1995, as compared to 1994, due to increases in rental income of $86,000 and equity in unconsolidated joint venture operations of $26,000, which were only partially offset by a $15,000 decrease in interest income. Rental income increased primarily due to increased rental rates and occupancy at Registrant's Butler Square Center property. Equity in unconsolidated joint ventures' operations increased due to increases in occupancy at all of Registrant's Minneapolis Business Parks joint venture properties, which were only partially offset by a decline in occupancy at Registrant's Coral Palm Plaza joint venture property, as a result of a major tenant's lease buy-out in December 1994. The decrease in revenues at Registrant's Coral Palm Plaza joint venture property was slightly offset by the amortization of the former tenants termination payment. Interest income declined due to a decrease in average working capital reserves available for investment, which was only partially offset by higher interest rates.

Expenses increased by $23,000 for the three months ended March 31, 1995, as compared to 1994, due to increases in operating expenses of $15,000 and general and administrative expenses of $8,000. Operating expenses increased at all of Registrant's properties, which included an increase in amortization of leasing commissions at Registrant's Butler Square Center property. General and administrative expenses increased due to an increase in reimbursed expenses.

Properties

A description of the properties in which Registrant has an ownership interest, along with occupancy data, follows:

                       CENTURY PENSION INCOME FUND XXIV,
                       A California Limited Partnership

                               OCCUPANCY SUMMARY
                For the Quarters Ended March 31, 1995 and 1994

                                                              Average
                           Date of             Square    Occupancy Rate (%)
Name and Location          Purchase   Type     Footage      1995     1994
- -----------------          --------   ----     -------   ------------------

Butler Square Center        01/88    Shopping   80,000       89       73
Mauldin, South Carolina               Center



                                   11 of 14

         CENTURY PENSION INCOME FUND XXIV - FORM 10-Q - MARCH 31, 1995
                        A California Limited Partnership

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Properties (Continued)

                                                                 Average

                              Date of             Square    Occupancy Rate (%)
Name and Location             Purchase   Type     Footage      1995     1994
- -----------------             --------   ----     -------   ------------------

Kenilworth Commons
 Shopping Center                08/88   Shopping   38,000       100      100
Charlotte, North Carolina                Center

Plantation Pointe
 Shopping Center                04/89   Shopping   63,000        97       98
Smyrna, Georgia                          Center

Coral Palm Plaza Joint Venture:

Coral Palm Plaza (1)            01/87   Shopping  135,000        68       83
Coral Springs, Florida                   Center

Minneapolis Business Parks
Joint Venture:

Alpha Business Center (2)       05/87   Business  172,000        95       85
Bloomington, Minnesota                   Park

Plymouth Service Center (2)     05/87   Business   74,000       100       95
Plymouth, Minnesota                      Park

Westpoint Business Center (2)   05/87   Business  161,000        91       73
Plymouth, Minnesota                      Park



(1) Property is owned by a joint venture between Registrant, which has a 33 and one-third percent interest, and an affiliated partnership.

(2) Property is owned by a joint venture between Registrant, which has a 32 percent interest, and an affiliated partnership.

                                   12 of 14

         CENTURY PENSION INCOME FUND XXIV - FORM 10-Q - MARCH 31, 1995
                       A California Limited Partnership

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

No report on Form 8-K was required to be filed during the period.

                                   13 of 14

         CENTURY PENSION INCOME FUND XXIV - FORM 10-Q - MARCH 31, 1995
                       A California Limited Partnership


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CENTURY PENSION INCOME FUND XXIV,
                              A California Limited Partnership

                              By: FOX PARTNERS VI,
                                  Its General Partner

                              By: FOX CAPITAL MANAGEMENT CORPORATION,
                                  A General Partner



                              ______________________________________________
                              ARTHUR N. QUELER
                              Secretary/Treasurer and Director
                              (Principal Financial Officer)

                               14 of 14