Form 10-Q
period 1995-06-30
CENTURY PENSION INCOME FUND XXIV
filed 1995-08-11
CIK 780590

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)

        X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  June 30, 1995

                                      OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to ___________

                     Commission file number   0-15710

                     Century Pension Income Fund XXIV,
                     A California Limited Partnership
          (Exact name of Registrant as specified in its charter)

            California                                  94-2984976
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

5665 Northside Drive N.W., Ste. 370, Atlanta, Georgia              30328
        (Address of principal executive office)                  (Zip Code)

  Registrant's telephone number, including area code (404) 916-9090

                                       N/A
  Former name, former address and fiscal year, if changed since last report.

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X   No_____

           APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under
a plan confirmed by a court.   Yes _____ No _____

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date __________________.


                               1 of 16



CENTURY PENSION INCOME FUND XXIV - FORM 10-Q - JUNE 30, 1995
A California Limited Partnership

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


Balance Sheets
                                                    June 30,      December 31,
                                                      1995            1994
                                                  (Unaudited)       (Audited)
Assets

Cash and cash equivalents                         $ 2,098,000     $ 2,038,000

Receivables and other assets                          210,000         185,000

Investments in unconsolidated joint ventures        7,440,000       7,681,000

Real Estate:

   Real estate                                     17,709,000      17,324,000
   Accumulated depreciation                        (2,983,000)     (2,764,000)
                                                  -----------     -----------
Real estate, net                                   14,726,000      14,560,000

Deferred leasing commissions, net                     150,000         102,000
                                                  -----------     -----------
   Total assets                                   $24,624,000     $24,566,000
                                                  ===========     ===========

Liabilities and Partners' Equity

Accrued expenses and other liabilities            $   133,000     $   154,000
                                                  -----------     -----------
   Total liabilities                                  133,000         154,000
                                                  -----------     -----------
Commitments and Contingencies

Partners' equity:

General partner                                          --           (20,000)
Limited partners (73,341 units outstanding at
  June 30, 1995 and December 31, 1994)             24,491,000      24,432,000
                                                  -----------     -----------
   Total partners' equity                          24,491,000      24,412,000
                                                  -----------     -----------

   Total liabilities and partners' equity         $24,624,000     $24,566,000
                                                  ===========     ===========



                      See notes to financial statements.

                                    2 of 16



         CENTURY PENSION INCOME FUND XXIV - FORM 10-Q - JUNE 30, 1995
                       A California Limited Partnership


Statements of Operations (Unaudited)



                                                 For the Six Months Ended
                                                June 30, 1995   June 30, 1994


Revenues:

 Rental                                           $  969,000      $  842,000
 Interest income                                      49,000          49,000
 Equity in unconsolidated joint ventures'
  operations                                         333,000          98,000
                                                  ----------      ----------
  Total revenues                                   1,351,000         989,000
                                                  ----------      ----------

Expenses:

 General and administrative                          256,000         254,000
 Depreciation                                        219,000         219,000
 Operating                                           241,000         207,000
                                                  ----------      ----------
  Total expenses                                     716,000         680,000
                                                  ----------      ----------
Net income                                        $  635,000      $  309,000
                                                  ==========      ==========
Net income per limited partnership assignee unit  $        8      $        4
                                                  ==========      ==========
Cash distributions per limited partnership
   assignee unit                                  $        8      $        8
                                                  ==========      ==========



                      See notes to financial statements.

                                    3 of 16





         CENTURY PENSION INCOME FUND XXIV - FORM 10-Q - JUNE 30, 1995
                       A California Limited Partnership


Statements of Operations (Unaudited)



                                                  For the Three Months Ended
                                                June 30, 1995   June 30, 1994


Revenues:

 Rental                                            $479,000        $438,000
 Interest income                                     31,000          16,000
 Equity in unconsolidated joint ventures'
  operations                                        237,000          28,000
                                                   --------        --------
  Total revenues                                    747,000         482,000
                                                   --------        --------

Expenses:

 General and administrative                         133,000         139,000
 Depreciation                                       109,000         109,000
 Operating                                          132,000         113,000
                                                   --------        --------
  Total expenses                                    374,000         361,000
                                                   --------        --------
Net income                                         $373,000        $121,000
                                                   ========        ========
Net income per limited partnership assignee unit   $      5        $      2
                                                   ========        ========
Cash distributions per limited partnership
   assignee unit                                   $      4        $      4
                                                   ========        ========



                      See notes to financial statements.

                                    4 of 16


         CENTURY PENSION INCOME FUND XXIV - FORM 10-Q - JUNE 30, 1995
                       A California Limited Partnership


Statements of Cash Flows (Unaudited)


                                                   For the Six Months Ended
                                               June 30, 1995      June 30, 1994

Operating Activities:

Net income                                      $  635,000         $  309,000
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                  237,000            226,000
    Equity in unconsolidated joint ventures'
      operations                                  (333,000)           (98,000)
    Leasing commissions paid                       (66,000)           (25,000)
Changes in operating assets and liabilities:
 Receivables and other assets                      (25,000)            45,000
 Accrued expenses and other liabilities            (21,000)           (24,000)
                                                ----------         ----------
Net cash provided by operating activities          427,000            433,000
                                                ----------         ----------
Investing Activities:

Additions to real estate                          (385,000)           (41,000)
Unconsolidated joint venture distributions
  received                                         574,000               --
Proceeds from cash investments                        --            1,283,000
                                                ----------         ----------
Net cash provided by investing activities          189,000          1,242,000
                                                ----------         ----------
Financing Activities:

Cash distribution to partners                     (556,000)          (556,000)
                                                ----------         ----------
Cash (used in) financing activities               (556,000)          (556,000)
                                                ----------         ----------
Increase in Cash and Cash Equivalents               60,000          1,119,000

Cash and Cash Equivalents at Beginning
  of Period                                      2,038,000          1,036,000
                                                ----------         ----------
Cash and Cash Equivalents at End of Period      $2,098,000         $2,155,000
                                                ==========         ==========



                      See notes to financial statements.

                                    5 of 16




    CENTURY PENSION INCOME FUND XXIV - FORM 10-Q - JUNE 30, 1995
                   A California Limited Partnership
                     NOTES TO FINANCIAL STATEMENTS


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

    The results of operations for the six and three months ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

2.  Transactions with Related Parties

    (a) An affiliate of NPI, Inc. received reimbursements of administrative expenses amounting to $48,000 and $51,000 during the six months ended June 30, 1995 and 1994, respectively. These reimbursements are included in general and administrative expenses.

    (b) During the six months ended June 30, 1995 and 1994, an affiliate of NPI, Inc. was paid a $16,000 and a $10,000 fee ($5,000 and $3,000 allocated to the Partnership, respectively) relating to a successful real estate tax appeal on the Partnership's Coral Palm Plaza and Minneapolis Business Park joint venture properties. These fees are included in operating expenses.

    (c) The general partner is entitled to receive a partnership management fee in the amount equal to 10 percent of cash available for distribution. For each of the six months periods ended June 30, 1995 and 1994, the general partner received $62,000. These fees are included in general and administrative expenses.

    (d) In accordance with the partnership agreement, the general partner was allocated its one percent continuing interest in the Partnership's cash distributions (see Note 3). Net income has been allocated to the general partner in an amount equal to the amount of cash distributions received by the general partner which had not been previously allocated.

3.  Distributions to Partners

    The Partnership distributed $556,000 in cash during the six months ended June 30, 1995 ($550,000 to limited partners and $6,000 to the general partner).

4.  Equity in Unconsolidated Joint Ventures' Operations

    At the Partnership's unconsolidated joint venture property, Coral Palm Plaza, management accepted a lease buy-out of $800,000 in December 1994 from a significant tenant which occupied 27,000 square feet (and was received in 1995). During June 1995, management re-leased 20,000 square feet of the unoccupied space, on similar terms, and recognized a portion of the lease buy-out in the amount of $517,000 ($172,000 allocated to the Partnership). The remaining portion has been deferred and is currently being amortized as rental income over the remaining eight years of the former tenant's lease. Management is negotiating to re-lease the remaining 7,000 square feet.
                               6 of 16



         CENTURY PENSION INCOME FUND XXIV - FORM 10-Q - JUNE 30, 1995
                       A California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS


5.  Investment in Unconsolidated Joint Ventures

    The Partnership has investments in two unconsolidated joint ventures, Coral Palm Plaza Joint Venture and Minneapolis Business Parks Joint Venture.

    The following are the condensed balance sheets as of June 30, 1995 and December 31, 1994 and condensed statements of operations for the six and three months ended June 30, 1995 and 1994 of Coral Palm Plaza Joint Venture.


                       CORAL PALM JOINT VENTURE

                       CONDENSED BALANCE SHEETS


                                                   June 30,       December 31,
                                                     1995           1994
                                                  (Unaudited)      (Audited)
Assets

Cash and cash equivalents                         $  164,000      $  239,000
Receivables and other assets                         106,000         881,000

Real Estate:

   Real estate                                    16,085,000      16,065,000
   Accumulated depreciation                       (2,931,000)     (2,829,000)
   Allowance for impairment of value              (7,091,000)     (7,091,000)
                                                ------------    ------------
Real estate, net                                   6,063,000       6,145,000

Deferred leasing commissions, net                    116,000          87,000
                                                ------------    ------------
 Total assets                                   $  6,449,000    $  7,352,000
                                                ============    ============


Liabilities and Partners' Equity

Deferred income and other liabilities           $    381,000    $    844,000
                                                ------------    ------------
 Total liabilities                                   381,000         844,000
                                                ------------    ------------
Commitments and Contingencies

Partners' equity:

   Century Pension Income Fund XXIII               4,046,000       4,339,000
   Century Pension Income Fund XXIV                2,022,000       2,169,000
                                                ------------    ------------
 Total partners' equity                            6,068,000       6,508,000
                                                ------------    ------------
 Total liabilities and partners' equity         $  6,449,000    $  7,352,000
                                                ============    ============


                                7 of 16




     CENTURY PENSION INCOME FUND XXIV - FORM 10-Q - JUNE 30, 1995
                   A California Limited Partnership

                     NOTES TO FINANCIAL STATEMENTS


5.  Investment in Unconsolidated Joint Ventures (Continued)


                       CORAL PALM JOINT VENTURE

            CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                 For the Six Months Ended
                                             June 30, 1995      June 30, 1994

Revenues

 Rental                                         $429,000           $491,000
 Other income                                    517,000               --
                                                --------           --------
                                                 946,000            491,000

Expenses                                         358,000            451,000
                                                --------           --------
Net income                                      $588,000           $ 40,000
                                                ========           ========


Allocation of net income:
 CPIF XXIII                                     $392,000           $ 27,000
 CPIF XXIV                                       196,000             13,000
                                                --------           --------
 Net income                                     $588,000           $ 40,000
                                                ========           ========


                                               For the Three Months Ended
                                             June 30, 1995       June 30, 1994

Revenues

 Rental                                         $156,000           $ 157,000
 Other income                                    517,000                --
                                                --------           ---------
                                                 673,000             157,000

Expenses                                         176,000             223,000
                                                --------           ---------
Net income (loss)                               $497,000            $(66,000)
                                                ========            ========

Allocation of net income (loss):
 CPIF XXIII                                     $331,000            $(44,000)
 CPIF XXIV                                       166,000             (22,000)
                                                --------           ---------
 Net income (loss)                              $497,000            $(66,000)
                                                ========            ========


                                8 of 16




     CENTURY PENSION INCOME FUND XXIV - FORM 10-Q - JUNE 30, 1995
                   A California Limited Partnership

                     NOTES TO FINANCIAL STATEMENTS


5.  Investment in Unconsolidated Joint Ventures (Continued)

    The following are the condensed balance sheets as of June 30, 1995 and December 31, 1994 and condensed statements of operations for the six and three months ended June 30, 1995 and 1994 of Minneapolis Business Parks Joint Venture.


               MINNEAPOLIS BUSINESS PARKS JOINT VENTURE

                       CONDENSED BALANCE SHEETS



                                                   June 30,      December 31,
                                                    1995            1994
                                                  (Unaudited)     (Audited)
Assets

Cash and cash equivalents                         $   627,000    $   648,000
Other assets                                          478,000        134,000

Real Estate:

   Real estate                                     20,252,000     20,214,000
   Accumulated depreciation                        (4,301,000)    (3,999,000)
                                                  -----------    -----------
Real estate, net                                   15,951,000     16,215,000

Deferred leasing commissions, net                     246,000        214,000
                                                  -----------    -----------
 Total assets                                     $17,302,000    $17,211,000
                                                  ===========    ===========

Liabilities and Partners' Equity

Accrued expenses and other
  liabilities                                     $   535,000    $   151,000
                                                  -----------    -----------
 Total liabilities                                    535,000        151,000
                                                  -----------    -----------
Commitments and Contingencies

Partners' equity:

   Century Pension Income Fund XXIII               11,349,000     11,548,000
   Century Pension Income Fund XXIV                 5,418,000      5,512,000
                                                  -----------    -----------
 Total partners' equity                            16,767,000     17,060,000
                                                  -----------    -----------
 Total liabilities and partners'
   equity                                         $17,302,000    $17,211,000
                                                  ===========    ===========



                                9 of 16



     CENTURY PENSION INCOME FUND XXIV - FORM 10-Q - JUNE 30, 1995
                   A California Limited Partnership

NOTES TO FINANCIAL STATEMENTS



5.  Investment in Unconsolidated Joint Ventures (Continued)


               MINNEAPOLIS BUSINESS PARKS JOINT VENTURE

            CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                  For the Six Months Ended
                                              June 30, 1995     June 30, 1994


Rental and other revenues                       $1,435,000        $1,262,000

Expenses                                         1,007,000           997,000
                                                ----------        ----------
Net income                                      $  428,000        $  265,000
                                                ==========        ==========

Allocation of net income:
 CPIF XXIII                                     $  291,000        $  180,000
 CPIF XXIV                                         137,000            85,000
                                                ----------        ----------
 Net income                                     $  428,000        $  265,000
                                                ==========        ==========


                                                 For the Three Months Ended
                                              June 30, 1995     June 30, 1994


Rental and other revenues                       $  720,000        $  642,000

Expenses                                           497,000           487,000
                                                ----------        ----------
Net income                                      $  223,000        $  155,000
                                                ==========        ==========

Allocation of net income:
 CPIF XXIII                                     $  152,000        $  105,000
 CPIF XXIV                                          71,000            50,000
                                                ----------        ----------
 Net income                                     $  223,000        $  155,000
                                                ==========        ==========


                               10 of 16





     CENTURY PENSION INCOME FUND XXIV - FORM 10-Q - JUNE 30, 1995
                   A California Limited Partnership



Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


This item should be read in conjunction with the Financial Statements and other Items contained elsewhere in this Report.

Liquidity and Capital Resources

Registrant's real estate properties consist of three shopping center properties and investments in two unconsolidated joint ventures. The three shopping centers are located in South Carolina, North Carolina and Georgia. The unconsolidated joint venture properties include one shopping center in Florida and three business parks in Minnesota. The properties are leased to tenants subject to leases with remaining lease terms of up to twenty years. Registrant receives rental income from its properties and is responsible for operating expenses, administrative expenses and capital improvements. All of Registrant's properties, except for Butler Square Center, generated positive cash flow for the six months ended June 30, 1995. Registrant's Butler Square Center property generated negative cash flow due to extensive tenant improvements.

Registrant uses working capital reserves provided from any undistributed cash flow from operations as its primary source of liquidity.
Registrant distributed $556,000 to partners (including $6,000 to the general partner) during the six months ended June 30, 1995 and 1994. Distributions are expected to continue in the near future. The level of such distributions will be contingent upon successful future operations.

The level of liquidity based on cash and cash equivalents experienced a $60,000 increase at June 30, 1995, as compared to December 31, 1994. Registrant's $574,000 of distributions received from unconsolidated joint ventures (investing activities) and the $427,000 of net cash provided by operating activities were only partially offset by the $385,000 of improvements to real estate (investing activities) and $556,000 of cash distributions to partners (financing activities). The improvements to real estate were primarily at Registrant's Butler Square Center property relating to a significant tenant's expansion of its existing space. Registrant renegotiated the tenant's lease terms to expand the tenant's existing space by 6,500 square feet, extend the expiration date of its lease from August 31, 2007 to April 30, 2015 and include Registrant's payment of $250,000 for tenant improvements. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

Working capital reserves are invested in a money market account or in repurchase agreements secured by United States Treasury obligations. At Registrant's joint venture property, Coral Palm Plaza, management accepted a lease buy-out of $800,000 in December 1994 from a significant tenant that had occupied 27,000 square feet, (and was received in 1995).

During June 1995, management re-leased 20,000 square feet of the unoccupied space, on similar terms, and recognized a portion of the lease buy-out in the amount of $517,000 ($172,000 allocated to the Partnership). The remaining portion has been deferred and is being amortized as rental income over the remaining eight years of the former tenant's lease. Management is negotiating to re-lease the remaining 7,000 square feet. The Managing General Partner believes that if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund required capital improvements in 1995 and the foreseeable future.



                               11 of 16



     CENTURY PENSION INCOME FUND XXIV - FORM 10-Q - JUNE 30, 1995
                   A California Limited Partnership

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

Results of Operations

Six Months Ended June 30, 1995 vs. June 30, 1994

Operating results improved by $326,000 for the six months ended June 30, 1995, as compared to 1994, due to an increase in revenues of $362,000, which was only slightly offset by an increase in expenses of $36,000.

Revenues increased by $362,000 for the six months ended June 30, 1995, as compared to 1994, due to increases in equity in unconsolidated joint venture operations of $235,000 and rental income of $127,000. Equity in unconsolidated joint ventures' operations increased due to increases in occupancy at all of Registrant's Minneapolis Business Parks joint venture properties and the recognition of a portion of the termination payment accepted from a major tenant at Coral Palm Plaza in December

1994.  Rental income increased primarily due to increased rental rates
and occupancy at Registrant's Butler Square Center property.   Interest
income remained constant due to a decrease in average working capital reserves available for investment, which was offset by higher interest rates.

Expenses increased by $36,000 for the six months ended June 30, 1995, as compared to 1994, due to increases in operating expenses of $34,000 and general and administrative expenses of $2,000. Operating expenses increased at all of Registrant's properties, which included an increase in amortization of leasing commissions at Registrant's Butler Square Center property. General and administrative and depreciation expenses remained relatively constant.

Three Months Ended June 30, 1995 vs. June 30, 1994

Operating results improved by $252,000 for the three months ended June 30, 1995, as compared to 1994, due to an increase in revenues of $265,000, which was partially offset by an increase in expenses of $13,000.


                               12 of 16




     CENTURY PENSION INCOME FUND XXIV - FORM 10-Q - JUNE 30, 1995
                   A California Limited Partnership

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Results of Operations (Continued)

Three Months Ended June 30, 1995 vs. June 30, 1994 (Continued)

Revenues increased by $265,000 for the three months ended June 30, 1995, as compared to 1994, due to increases in equity in unconsolidated joint venture operations of $209,000, rental income of $41,000, and interest income of $15,000. Equity in unconsolidated joint ventures' operations increased due to increases in occupancy at all of Registrant's Minneapolis Business Parks joint venture properties and the recognition of a portion of the termination payment accepted from a major tenant at Coral Palm Plaza in December 1994. Rental income increased primarily due to increased rental rates and occupancy at Registrant's Butler Square Center property. Interest income increased due to an adjustment for a prior period underaccrual.

Expenses increased by $13,000 for the three months ended June 30, 1995, as compared to 1994, due to an increase in operating expenses of $19,000, which was only partially offset by a decrease in general and administrative expenses of $6,000. Operating expenses increased at all of Registrant's properties, which included an increase in amortization of leasing commissions at Registrant's Butler Square Center property. General and administrative and depreciation expenses remained relatively constant.



                               13 of 16




     CENTURY PENSION INCOME FUND XXIV - FORM 10-Q - JUNE 30, 1995
                   A California Limited Partnership


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.

Properties

A description of the properties in which Registrant has an ownership interest during the period covered by this Report, along with occupancy data, follows:

                   CENTURY PENSION INCOME FUND XXIV,
                   A California Limited Partnership

                           OCCUPANCY SUMMARY

                                                                                      Average
                                                                                 Occupancy Rate(%)
                                                                          ------------------------------------
                                                                            Six Months          Three Months
                                  Date                                        Ended                Ended
                                   of                     Square             June 30,             June 30,
Name and Location               Purchase       Type       Footage         1995      1994        1995      1994
- -----------------               --------       ----       -------         ----      ----        ----      ----
Butler Square Center             01/88       Shopping      80,000          93        77          97        81
Mauldin, South Carolina                       Center

Kenilworth Commons
 Shopping Center                 08/88       Shopping      38,000         100       100         100       100
Charlotte, North Carolina                     Center

Plantation Pointe
 Shopping Center                 04/89       Shopping      63,000          98        98          98        98
Smyrna, Georgia                               Center

Coral Palm Plaza
  Joint Venture:


Coral Palm Plaza (1)             01/87       Shopping     135,000          67        85          67        87
Coral Springs, Florida                        Center

Minneapolis Business Parks
  Joint Venture:

Alpha Business Center (2)        05/87       Business     172,000          95        86          95        87
Bloomington, Minnesota                        Park

Plymouth Service Center (2)      05/87       Business      74,000         100        97         100       100
Plymouth, Minnesota                           Park

Westpoint Business Center (2)    05/87       Business     161,000          91        73          91        72
Plymouth, Minnesota                           Park

(1) Property is owned by a joint venture between Registrant, which has a 33 and one-third percent interest, and an affiliated partnership.

(2) Property is owned by a joint venture between Registrant, which has a 32 percent interest, and an affiliated partnership.


                               14 of 16


    CENTURY PENSION INCOME FUND XXIV - FORM 10-Q - JUNE 30, 1995
                  A California Limited Partnership

                      PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         No report on Form 8-K was required to be filed during the period.



                               15 of 16



     CENTURY PENSION INCOME FUND XXIV - FORM 10-Q - JUNE 30, 1995
                  A California Limited Partnership

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



                              CENTURY PENSION INCOME FUND XXIV,
                              A California Limited Partnership

                              By: FOX PARTNERS VI,
                                  Its General Partner

                              By: FOX CAPITAL MANAGEMENT CORPORATION,
                                  A General Partner



                              -----------------------------------------------
                              ARTHUR N. QUELER
                              Secretary/Treasurer and Director
                              (Principal Financial Officer)


                               16 of 16