Form 10-Q
period 1995-09-30
CENTURY PENSION INCOME FUND XXIV
filed 1995-11-13
CIK 780590

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended  September 30, 1995

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

       Registrant's telephone number, including area code (770) 916-9090

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

                                    1 of 18



   CENTURY PENSION INCOME FUND XXIV - FORM 10-Q - SEPTEMBER 30, 1995
                   A California Limited Partnership

                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Balance Sheets
                                              September 30,    December 31,
                                                 1995             1994
Assets

Cash and cash equivalents                      $  2,072,000   $  2,038,000
Other assets                                        218,000        185,000

Investments in unconsolidated joint ventures      7,588,000      7,681,000

Real Estate:

   Real estate                                   17,734,000     17,324,000
   Accumulated depreciation                      (3,093,000)    (2,764,000)
                                               ------------   ------------
Real estate, net                                 14,641,000     14,560,000

Deferred leasing commissions, net                   140,000        102,000
                                               ------------   ------------
    Total assets                               $ 24,659,000   $ 24,566,000
                                               ============   ============
Liabilities and Partners' Equity
Accrued expenses and other liabilities         $    165,000   $    154,000
                                               ------------   ------------
Total liabilities                                   165,000        154,000
                                               ------------   ------------
Commitments and Contingencies

Partners' equity (deficit):

General partner                                           -        (20,000)
Limited partners (73, 341 units outstanding at
 September 30, 1995 and December 31, 1994)       24,494,000     24,432,000
                                               ------------   ------------
    Total partners' equity                       24,494,000     24,412,000
                                               ------------   ------------
    Total liabilities and partners' equity     $ 24,659,000   $ 24,566,000
                                               ============   ============

                  See notes to financial statements.

                                2 of 18


   CENTURY PENSION INCOME FUND XXIV - FORM 10-Q - SEPTEMBER 30, 1995
                   A California Limited Partnership

Statements of Operations
                                                 For the Nine Months Ended
                                                September 30,    September 30,
                                                    1995             1994
Revenues:
 Rental                                        $  1,430,000   $  1,311,000
 Interest income                                     70,000         66,000
 Equity in unconsolidated joint
  ventures' operations                              481,000        220,000
                                               ------------   ------------
    Total revenues                                1,981,000      1,597,000
                                               ------------   ------------

Expenses:

 General and administrative                         377,000        367,000
 Depreciation                                       329,000        328,000
 Operating                                          360,000        330,000
                                               ------------   ------------
    Total expenses                                1,066,000      1,025,000
                                               ------------   ------------
Net income                                     $    915,000   $    572,000
                                               ============   ============
Net income per limited partnership
 assignee unit                                 $      12.09   $       7.69
                                               ============   ============
Cash distributions per limited partnership
 assignee unit                                 $      11.25   $      11.25
                                               ============   ============

                  See notes to financial statements.

                                3 of 18


   CENTURY PENSION INCOME FUND XXIV - FORM 10-Q - SEPTEMBER 30, 1995
                   A California Limited Partnership

Statements of Operations
                                                For the Three Months Ended
                                              September 30,    September 30,
                                                   1995            1994
                                               ------------   ------------
Revenues:

 Rental                                        $    461,000   $    469,000
 Interest income                                     21,000         17,000
 Equity in unconsolidated joint
  ventures' operations                              148,000        122,000
                                               ------------   ------------
    Total revenues                                  630,000        608,000
                                               ------------   ------------
Expenses:

 General and administrative                         121,000        113,000
 Depreciation                                       110,000        109,000
 Operating                                          119,000        123,000
                                               ------------   ------------
    Total expenses                                  350,000        345,000
                                               ------------   ------------
Net income                                     $    280,000   $    263,000
                                               ============   ============
Net income per limited partnership
 assignee unit                                 $       3.79   $       3.56
                                               ============   ============
Cash distributions per limited partnership
 assignee unit                                 $       3.75   $       3.75
                                               ============   ============

                  See notes to financial statements.

                                4 of 18


   CENTURY PENSION INCOME FUND XXIV - FORM 10-Q - SEPTEMBER 30, 1995
                   A California Limited Partnership

Statements of Cash Flows

                                                For the Nine Months Ended
                                              September 30,    September 30,
                                                  1995            1994
Operating Activities:

Net income                                     $    915,000   $    572,000
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                      357,000        340,000
 Equity in unconsolidated joint
  ventures' operations                             (481,000)      (220,000)
 Provision for doubtful receivables                       -          1,000
 Leasing commissions paid                           (66,000)       (44,000)
Changes in operating assets and liabilities:
 Other assets                                       (33,000)       (66,000)
 Accrued expenses and other liabilities              11,000          5,000
                                               ------------   ------------
Net cash provided by operating activities           703,000        588,000
                                               ------------   ------------
Investing Activities:

 Additions to real estate                           (410,000)       (46,000)
 Unconsolidated joint venture
 distributions received                             574,000        150,000
Proceeds from cash investments                            -      1,283,000
                                               ------------   ------------
Net cash provided by investing activities           164,000      1,387,000
                                               ------------   ------------
Financing Activities:

Cash distributions to partners                     (833,000)      (833,000)
                                               ------------   ------------
Cash (used in) financing activities                (833,000)      (833,000)

Increase in Cash and Cash Equivalents                34,000      1,142,000

Cash and Cash Equivalents at Beginning of
Period                                            2,038,000      1,036,000
                                               ------------   ------------
Cash and Cash Equivalents at End of Period     $  2,072,000   $  2,178,000
                                               ============   ============

                  See notes to financial statements.

                                5 of 18



       CENTURY PENSION INCOME FUND XXIV - FORM 10-Q - SEPTEMBER 30, 1995
                       A California Limited Partnership
                         NOTES TO FINANCIAL STATEMENTS


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

    The results of operations for the nine and three months ended
    September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

    On August 17, 1995, the stockholders of National Property Investors, Inc. ("NPI, Inc."), the sole shareholder of NPI Equity Investments II, Inc. ("NPI Equity"), the entity which controls Fox Capital Management Corporation, the managing general partner of the Partnership's general partner, entered into an agreement to sell to IFGP Corporation, an affiliate of Insignia Financial Group, Inc. ("Insignia"), all of the issued and outstanding stock of NPI, Inc. The sale of the stock is subject to the satisfaction of certain conditions and is scheduled to close in January 1996.

2.  Transactions with Related Parties

    (a) An affiliate of NPI, Inc. received reimbursements of administrative expenses amounting to $72,000 and $71,000 during the nine months ended September 30, 1995 and 1994, respectively. These reimbursements are included in general and administrative expenses.

    (b) During the nine months ended September 30, 1995 and 1994, an affiliate of NPI, Inc. was paid a $16,000 and a $10,000 fee ($5,000 and $3,000 allocated to the Partnership, respectively) relating to successful real estate tax appeals on the Partnership's Coral Palm Plaza and Minneapolis Business Park joint venture properties. These fees are included in operating expenses.

    (c) The general partner is entitled to receive a partnership management fee in the amount equal to 10 percent of cash available for distribution. For each of the nine month periods ended September 30, 1995 and 1994, the general partner received $93,000. These fees are included in general and administrative expenses.

    (d) In accordance with the partnership agreement, the general partner was allocated its one percent continuing interest in the Partnership's cash distributions (see Note 3). Net income has been allocated to the general partner in an amount equal to the amount of cash distributions received by the general partner which had not been previously allocated.

3.  Distributions to Partners

    The Partnership distributed $833,000 in cash during each of the nine month periods ended September 30, 1995 and 1994 ($825,000 to limited partners and $8,000 to the general partner).

                                    6 of 18


       CENTURY PENSION INCOME FUND XXIV - FORM 10-Q - SEPTEMBER 30, 1995
                       A California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS


4.  Equity in Unconsolidated Joint Ventures' Operations

    At the Partnership's unconsolidated joint venture property, Coral Palm Plaza, management accepted a lease buy-out of $800,000 in December 1994 from a significant tenant which occupied 27,000 square feet (and was received in 1995). During June 1995, management re-leased 20,000 square feet of the unoccupied space, on similar terms, and recognized a portion of the lease buy-out in the amount of $517,000 ($172,000 allocated to the Partnership). During September 1995, management re-leased the remaining 7,000 square feet of the unoccupied space, on similar terms, and recognized the remaining portion of the lease buy-out in the amount of $266,000 ($89,000 allocated to the Partnership). During 1994, $17,000 of the lease buy-out was recognized as rental income.

                                    7 of 18


   CENTURY PENSION INCOME FUND XXIV - FORM 10-Q - SEPTEMBER 30, 1995
                   A California Limited Partnership

                     NOTES TO FINANCIAL STATEMENTS

5.  Investment in Unconsolidated Joint Ventures

    Registrant has investments in two unconsolidated joint ventures, Coral Palm Plaza Joint Venture and Minneapolis Business Parks Joint Venture.

   The  following  are  the  condensed  balance  sheets as of September 30,

   1995 and December 31, 1994 and condensed statements of operations for the nine and three months ended September 30, 1995 and 1994 of Coral Palm Plaza Joint Venture.


                       CORAL PALM JOINT VENTURE

                       CONDENSED BALANCE SHEETS


                                              September 30,   December 31,
                                                   1995           1994

Assets

Cash and cash equivalents                      $   213,000     $   239,000
Receivables and other assets                        91,000         881,000

Real Estate:

 Real estate                                    16,130,000      16,065,000
 Accumulated depreciation                       (2,982,000)     (2,829,000)
 Allowance for impairment of value              (7,091,000)     (7,091,000)
                                              ------------     -----------
Real estate, net                                 6,057,000       6,145,000

Deferred leasing commissions, net                  116,000          87,000
                                               -----------     -----------
    Total assets                               $ 6,477,000     $ 7,352,000
                                               ===========     ===========
Liabilities and partners' equity

Accrued expenses and other liabilities         $   200,000     $   844,000
                                               -----------     -----------
   Total liabilities                               200,000         844,000
                                               -----------     -----------
Commitments and Contingencies

Partners' equity:

 Century Pension Income Fund XXIII               4,185,000       4,339,000
 Century Pension Income Fund XXIV                2,092,000       2,169,000
                                                ----------      ----------
   Total partners' equity                        6,277,000       6,508,000
                                                ----------      ----------
   Total liabilities and partners' equity       $6,477,000      $7,352,000
                                                ==========      ==========

                                8 of 18

   CENTURY PENSION INCOME FUND XXIV - FORM 10-Q - SEPTEMBER 30, 1995
                   A California Limited Partnership

                     NOTES TO FINANCIAL STATEMENTS



5.   Investment in Unconsolidated Joint Ventures (Continued)


                       CORAL PALM JOINT VENTURE

                  CONDENSED STATEMENTS OF OPERATIONS

                                              For the Nine Months Ended
                                             September 30,    September 30,
                                                 1995              1994
Revenues

Rental                                         $    665,000   $    775,000
Other                                               700,000              -
                                               ------------   ------------
                                                  1,365,000        775,000
Expenses                                            568,000        648,000

 Net income                                    $    797,000   $    127,000
                                               ============   ============
Allocation of net income:
 CPIF XXIII                                    $    531,000   $     85,000
 CPIF XXIV                                          266,000         42,000
                                               ------------   ------------
 Net income                                    $    797,000   $    127,000
                                               ============   ============

                                             For the Three Months Ended
                                             September 30,    September 30,
                                                 1995              1994
Revenues

Rental                                         $    236,000   $    284,000
Other                                               183,000              -
                                               ------------   ------------
                                                    419,000        284,000
Expenses                                            210,000        197,000
                                               ------------   ------------
Net income                                     $    209,000   $     87,000
                                               ============   ============
Allocation of net income:
 CPIF XXIII                                    $    139,000   $     58,000
 CPIF XXIV                                           70,000         29,000
                                               ------------   ------------
 Net income                                    $    209,000   $     87,000
                                               ============   ============
                                9 of 18

   CENTURY PENSION INCOME FUND XXIV - FORM 10-Q - SEPTEMBER 30, 1995
                   A California Limited Partnership

                     NOTES TO FINANCIAL STATEMENTS


5.  Investment in Unconsolidated Joint Ventures (Continued)

    The following are the condensed balance sheets as of September 30, 1995 and December 31, 1994 and condensed statements of operations for the nine and three months ended September 30, 1995 and 1994 of Minneapolis Business Parks Joint Venture.

               MINNEAPOLIS BUSINESS PARKS JOINT VENTURE

                       CONDENSED BALANCE SHEETS

                                            September 30,       December 31,
                                                1995                  1994
Assets

Cash and cash equivalents                      $    891,000   $    648,000
Other assets                                        707,000        134,000

Real Estate:

 Real estate                                     20,341,000     20,214,000
 Accumulated depreciation                        (4,452,000)    (3,999,000)
                                               ------------   ------------
Real estate, net                                 15,889,000     16,215,000

Deferred leasing commissions, net                   245,000        214,000
                                               ------------   ------------
   Total assets                                $ 17,732,000   $ 17,211,000
                                               ============   ============
Liabilities and partners' equity

Accrued expenses and other liabilities         $    720,000   $    151,000
                                               ------------   ------------
   Total liabilities                                720,000        151,000
                                               ------------   ------------
Commitments and Contingencies

Partners' equity:

 Century Pension Income Fund XXIII               11,516,000     11,548,000
 Century Pension Income Fund XXIV                 5,496,000      5,512,000
                                               ------------   ------------
   Total partners' equity                        17,012,000     17,060,000
                                               ------------   ------------
   Total liabilities and partners' equity      $ 17,732,000   $ 17,211,000
                                               ============   ============
                               10 of 18

   CENTURY PENSION INCOME FUND XXIV - FORM 10-Q - SEPTEMBER 30, 1995
                   A California Limited Partnership

                     NOTES TO FINANCIAL STATEMENTS


5.  Investment in Unconsolidated Joint Ventures (Continued)

               MINNEAPOLIS BUSINESS PARKS JOINT VENTURE

                  CONDENSED STATEMENTS OF OPERATIONS

                                                For the Nine Months Ended
                                              September 30,    September 30,
                                                  1995              1994

Rental and other revenues                      $  2,178,000   $  2,051,000

Expenses                                          1,505,000      1,495,000
                                               ------------   ------------
Net income                                     $    673,000   $    556,000
                                               ============   ============
Allocation of net income:
 CPIF XXIII                                    $    458,000   $    378,000
 CPIF XXIV                                          215,000        178,000
                                               ------------   ------------
 Net income                                     $   673,000   $    556,000
                                               ============   ============

                                               For the Three Months Ended
                                              September 30,    September 30,
                                                  1995            1994

Rental and other revenues                        $  743,000   $    789,000

Expenses                                            498,000        498,000
                                               ------------   ------------
Net income                                     $    245,000   $    291,000
                                               ============   ============
Allocation of net income:
 CPIF XXIII                                    $    167,000   $    198,000
 CPIF XXIV                                           78,000         93,000
                                               ------------   ------------
 Net income                                    $    245,000   $    291,000
                                               ============   ============

                               11 of 18


       CENTURY PENSION INCOME FUND XXIV - FORM 10-Q - SEPTEMBER 30, 1995
                       A California Limited Partnership


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


This item should be read in conjunction with the Financial Statements and other Items contained elsewhere in this Report.


Liquidity and Capital Resources

Registrant's real estate properties consist of three shopping center properties and investments in two unconsolidated joint ventures. The three shopping centers are located in South Carolina, North Carolina and Georgia. The unconsolidated joint venture properties include one shopping center in Florida and three business parks in Minnesota. The properties are leased to tenants subject to leases with remaining lease terms of up to twenty years. Registrant receives rental income from its properties and is responsible for operating expenses, administrative expenses and capital improvements. All of Registrant's properties, except for Butler Square Center, generated positive cash flow for the nine months ended September 30, 1995. Registrant's Butler Square Center property generated negative cash flow due to extensive tenant improvements.

Registrant uses working capital reserves provided from any undistributed cash flow from operations and distributions from unconsolidated joint ventures as its primary source of liquidity. For the long term, cash from operations and distributions from unconsolidated joint ventures will remain Registrant's primary source of liquidity. Registrant distributed $833,000 to partners (including $8,000 to the general partner) during the nine months ended September 30, 1995 and 1994. Distributions are expected to continue in the near future. The level of such distributions will be contingent upon successful future operations.

The level of liquidity based on cash and cash equivalents experienced a $34,000 increase at September 30, 1995, as compared to December 31, 1994. Registrant's $574,000 of distributions received from unconsolidated joint ventures (investing activities) and the $703,000 of net cash provided by operating activities were only partially offset by the $410,000 of improvements to real estate (investing activities) and $833,000 of cash distributions to partners (financing activities). The improvements to real estate were primarily at Registrant's Butler Square Center property relating to a significant tenant's expansion of its existing space. Registrant renegotiated the tenant's lease terms to expand the tenant's existing space by 6,500 square feet, extend the expiration date of its lease from August 31, 2007 to April 30, 2015 and include Registrant's payment of $250,000 for tenant improvements. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

Working capital reserves are invested in a money market account or in repurchase agreements secured by United States Treasury obligations. At Registrant's joint venture property, Coral Palm Plaza, management accepted a lease buy-out of $800,000 in December 1994 from a significant tenant that had occupied 27,000 square feet, (and was received in 1995). During June 1995, management re-leased 20,000 square feet of the unoccupied space, on similar terms, and recognized a portion of the lease buy-out in the amount of $517,000 ($172,000 allocated to the Partnership). During September 1995, management re-leased the remaining 7,000 square feet of the unoccupied space, on similar terms, and recognized the remaining portion of the lease buy-out in the amount of $266,000 ($89,000 allocated to the Partnership). In addition, management is currently negotiating a lease buy-out with a tenant which



                                   12 of 18


       CENTURY PENSION INCOME FUND XXIV - FORM 10-Q - SEPTEMBER 30, 1995
                       A California Limited Partnership


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Liquidity and Capital Resources (Continued)

occupies 11,300 square feet of space at Registrant's Coral Palm Plaza joint venture property for approximately $300,000. In anticipation of a successful buy-out, management is attempting to find a replacement tenant. The Managing General Partner believes that if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund required capital improvements and the current level of distributions for the next twelve months and the foreseeable future.

On August 17, 1995, Insignia Financial Group, Inc. and certain of its affiliates (collectively, "Insignia") entered into agreements pursuant to which (i) the stockholders of NPI, Inc., the sole shareholder of NPI Equity, agreed to sell to Insignia all of the issued and outstanding stock of NPI, Inc., and (ii) Insignia would acquire all of the interests in NPI-AP Management, L.P., the property manager at Registrant's residential properties. The consummation of these transactions is subject to the satisfaction of certain conditions (including, third party consents and other conditions not within the control of the parties to the agreement) and is scheduled to close in January 1996. Upon closing, it is expected that Insignia will elect new officers and directors of NPI Equity.

Insignia is a fully integrated real estate service company specializing in the ownership and operation of securitized real estate assets. According to Commercial Property News and the National Multi-Housing Council, since 1992 Insignia has been the largest property manager in the United States. The Managing General Partner does not believe these transactions will have a significant effect on Registrant's liquidity or results of operation.

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

Results of Operations

Nine Months Ended September 30, 1995 vs. September 30, 1994

Operating results improved by $343,000 for the nine months ended September 30, 1995, as compared to 1994, due to an increase in revenues of $384,000, which was only slightly offset by an increase in expenses of $41,000.

Revenues increased by $384,000 for the nine months ended September 30, 1995, as compared to 1994, due to increases in equity in unconsolidated joint venture operations of $261,000, rental income of $119,000 and interest income of $4,000. Equity in unconsolidated joint ventures' operations increased
                                   13 of 18


       CENTURY PENSION INCOME FUND XXIV - FORM 10-Q - SEPTEMBER 30, 1995
                       A California Limited Partnership


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.


Nine Months Ended September 30, 1995 vs. September 30, 1994 (Continued)

due to increases in occupancy at Registrant's Alpha Business Center and Westpoint Business Center joint venture properties and the recognition of the termination payment accepted from a major tenant at Coral Palm Plaza, which was only slightly offset by a decrease in occupancy at Registrant's Plymouth Service Center and Coral Palm Plaza joint venture properties. Rental income increased primarily due to increased rental rates and occupancy at Registrant's Butler Square Center property. Interest income increased slightly due to the effect of higher interest rates, which was partially offset by a decrease in average working capital reserves available for investment.

Expenses increased by $41,000 for the nine months ended September 30, 1995, as compared to 1994, due to increases in operating expenses of $30,000, general and administrative expenses of $10,000 and depreciation expense of $1,000. Operating expenses increased slightly at all of Registrant's properties, which included an increase in amortization of leasing commissions at Registrant's Butler Square Center property. General and administrative and depreciation expenses remained relatively constant.

Three Months Ended September 30, 1995 vs. September 30, 1994

Operating results improved by $17,000 for the three months ended September 30, 1995, as compared to 1994, due to an increase in revenues of $22,000, which was only slightly offset by an increase in expenses of $5,000.


Revenues increased by $22,000 for the three months ended September 30, 1995, as compared to 1994, due to increases in equity in unconsolidated joint venture operations of $26,000 and interest income of $4,000, which were only partially offset by a decrease in rental income of $8,000. Equity in unconsolidated joint ventures' operations increased due to an increase in occupancy at Registrant's Westpoint Business Center joint venture property and the recognition of the remaining portion of the termination payment accepted from a major tenant at Coral Palm Plaza in December 1994, which was substantially offset by decreases in occupancy at Registrant's Plymouth Service Center, Alpha Business Center and Coral Palm Plaza joint venture properties. Interest income increased slightly due to the effect of higher interest rates, which was partially offset by a decrease in average working capital reserves available for investment. Rental revenue remained relatively constant.

Expenses increased by $5,000 for the three months ended September 30, 1995, as compared to 1994, due to increases in general and administrative expenses of $8,000 and depreciation expense of $1,000, which were partially offset by a decrease in operating expenses of $4,000. General and administrative, operating and depreciation expenses remained relatively constant.

                                   14 of 18


       CENTURY PENSION INCOME FUND XXIV - FORM 10-Q - SEPTEMBER 30, 1995
                       A California Limited Partnership


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.


Properties

A description of the properties in which Registrant has an ownership interest during the period covered by this Report, along with occupancy data, follows:

                       CENTURY PENSION INCOME FUND XXIV,
                       A California Limited Partnership

                               OCCUPANCY SUMMARY

                                                                           Average
                                                                      Occupancy Rate(%)
                                 Date                       Nine Months Ended  Three Months Ended
                                  of                Square     September 30,     September 30,
Name and Location              Purchase    Type    Footage      1995   1994       1995   1994

Butler Square Center             01/88   Shopping   80,000        94     78         95     80

Mauldin, South Carolina                   Center

Kenilworth Commons
 Shopping Center                 08/88   Shopping   38,000       100    100        100    100
Charlotte, North Carolina                 Center

Plantation Pointe
 Shopping Center                 04/89   Shopping   63,000        98     98         98     98
Smyrna, Georgia                           Center

Coral Palm Plaza
  Joint Venture:

Coral Palm Plaza (1)             01/87   Shopping  135,000        73     86         80     87
Coral Springs, Florida                    Center

Minneapolis Business Parks
  Joint Venture:

Alpha Business Center (2)        05/87   Business  172,000        92     88         88     91
Bloomington, Minnesota                     Park

Plymouth Service Center (2)      05/87   Business   74,000        95     98         85    100
Plymouth, Minnesota                        Park

Westpoint Business Center (2)    05/87   Business  161,000        92     76         95     83
Plymouth, Minnesota                        Park


(1) Property is owned by a joint venture between Registrant, which has a 33 and one-third percent interest, and an affiliated partnership.

(2) Property is owned by a joint venture between Registrant, which has a 32 percent interest, and an affiliated partnership.

                                   15 of 18


       CENTURY PENSION INCOME FUND XXIV - FORM 10-Q - SEPTEMBER 30, 1995
                       A California Limited Partnership

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits

            2. NPI, Inc. Stock Purchase Agreement dated as of August 17, 1995 incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 1995.


        (b) Report on Form 8-K

            On August 24, 1995, Registrant filed a Current Report on Form 8-K with the Securities and Exchange Commission with respect to the sale of the stock of NPI, Inc. (Item 1, Change in Control).

                                   16 of 18



       CENTURY PENSION INCOME FUND XXIV - FORM 10-Q - SEPTEMBER 30, 1995
                       A California Limited Partnership

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



                                 CENTURY PENSION INCOME FUND XXIV,
                                 A California Limited Partnership

                                 By:  FOX PARTNERS VI,
                                      Its General Partner

                                 By:  FOX CAPITAL MANAGEMENT CORPORATION,
                                      A General Partner



                                 /S/ ARTHUR N. QUELER

                                 Secretary/Treasurer and Director
                                 (Principal Financial Officer)


                                   17 of 18



       CENTURY PENSION INCOME FUND XXIV - FORM 10-Q - SEPTEMBER 30, 1995
                       A California Limited Partnership


                                 EXHIBIT INDEX


Exhibit                                                       Page No.

NPI, Inc. Stock Purchase Agreement                                *
  dated August 17, 1995


* Incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 1995.

                                   18 of 18