Form 10-K405
period 1995-12-31
CENTURY PENSION INCOME FUND XXIV
filed 1996-03-29
CIK 780590

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1995, or

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from      to

         Commission file number 0-15710

                       CENTURY PENSION INCOME FUND XXIV
                       A California Limited Partnership
            (Exact name of Registrant as specified in its charter)

        CALIFORNIA                                           94-2984976
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                          Identification No.)


   One Insignia Plaza, P.O. Box 1089
       Greenville, South Carolina                      29602
  (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:           (864) 239-1000

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
             Individual Investor Units and Pension Investor Notes

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if  disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


     No market for the Individual Investor Units and Pension Investor Notes exists and therefore a market value for such Units or Notes cannot be determined.

                 DOCUMENTS INCORPORATED HEREIN BY REFERENCE:

Prospectus of the Registrant dated June 9, 1986 and thereafter supplemented incorporated in Parts I and IV.


                      CENTURY PENSION INCOME FUND XXIV,
                      A California Limited Partnership

                                   PART I

Item 1.  Business.

     Century Pension Income Fund XXIV (the "Registrant") was organized in June 1984 as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Partners VI, a California general partnership, is the general partner of the Registrant.
Fox Capital Management Corporation (the "Managing General Partner") and Fox Realty Investors ("FRI") are the general partners of Fox Partners VI.

     The Registrant's Registration Statement, filed pursuant to the Securities Act of 1933 (No. 33-1261), was declared effective by the Securities and Exchange Commission on June 9, 1986. The Registrant marketed its securities pursuant to its Prospectus dated June 9, 1986, which was thereafter supplemented (hereinafter the "Prospectus"). This Prospectus was filed with the Securities and Exchange Commission pursuant to Rule 424(b) of the Securities Act of 1933.

     The principal business of the Registrant is to acquire, manage and ultimately sell income-producing real properties. The Registrant is a "closed" limited partnership real estate syndicate of the unspecified asset type. For a further description of the business of the Registrant, see the sections entitled "Risk Factors" and "Investment Objectives and Policies" of the Prospectus.

     Beginning in July 1986, the Registrant offered $50,000,000 in Limited Partnership Assignee Units. The offering was completed on March 31, 1988 with Limited Partnership Assignee Units having an initial price of $36,670,500 being sold. The net proceeds of this offering were used to acquire three properties and interests in four other properties through two joint ventures with an affiliated partnership. The Registrant's property portfolio is geographically diversified with properties acquired in five states. See "Item 2, Properties" below for a description of the Registrant's properties.

     The Registrant is involved in only one industry segment, as described above. The Registrant does not engage in any foreign operations or derive revenues from foreign sources.

     Both the income and expenses of operating the properties which are owned by the Registrant are subject to factors beyond the Registrant's control, such as oversupply of similar rental facilities as a result of overbuilding, increases in unemployment or population shifts, changes in zoning laws or changes in patterns of needs of the users. Expenses, such as local real estate taxes and management expenses, are subject to change and cannot always be reflected in rental increases due to market conditions or existing leases. The profitability and marketability of developed real property may be adversely affected by changes in general and local economic conditions and in prevailing interest rates, and favorable changes in such factors will not necessarily enhance the profitability or marketability of such property. Even under the most favorable market conditions there is no guarantee that any property owned by the Registrant can be sold by it or, if sold, that such sale can be made upon favorable terms.

     There have been, and there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Managing General Partner is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned.

     The Registrant monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Registrant received notice that it is a potentially responsible party with respect to an environmental clean up site.

     The Registrant maintains property and liability insurance on its properties and believes such coverage to be adequate.

Property Matters

     Coral Palm Plaza - In January 1995, the Registrant's Coral Palm Plaza joint venture in which the Registrant has a one-third interest received an $800,000 payment from a former significant tenant that had occupied 27,000 square feet at Coral Palm Plaza. During June 1995, management re-leased
20,000 square feet of the unoccupied space, on similar terms,  and recognized a portion of the lease buy-out in the amount of $517,000. During September 1995, management re-leased the remaining 7,000 square feet of the unoccupied space, on similar terms, and recognized the remaining portion of the lease buy-out fee as rental income in 1995, which represents the amortization of the fee prior to the new tenants' lease commencement dates.

     In addition, in October 1995 the joint venture accepted a lease buy-out from a tenant that occupied 11,300 square feet of space for $300,000.
The joint venture is currently attempting to re-lease the vacated space.

Employment

     The Registrant's properties are managed by unaffiliated third party management companies pursuant to management agreements with such third parties.

Change in Control

     From March 1988 through December 1993, the Registrant's affairs were managed by Metric Management, Inc. ("MMI") or a predecessor. On December 16, 1993, the services agreement with MMI was modified and, as a result thereof, the Managing General Partner began directly providing real estate advisory and asset management services to the Registrant. As advisor, such affiliate provides all partnership accounting and administrative services, investment management, and supervisory services over property management and leasing.


     On December 6, 1993, the shareholders of the Managing General Partner entered into a Voting Trust Agreement with NPI Equity Investments II, Inc. ("NPI Equity II") pursuant to which NPI Equity II was granted the right to vote 100% of the outstanding stock of the Managing General Partner. In addition, NPI Equity II became the managing partner of FRI. As a result, NPI Equity II indirectly became responsible for the operation and management of the business and affairs of the Registrant and the other investment partnerships originally sponsored by the Managing General Partner and/or FRI. The individuals who had served previously as partners of FRI and as officers and directors of the Managing General Partner contributed their general partnership interests in FRI to a newly formed limited partnership, Portfolio Realty Associates, L.P. ("PRA"), in exchange for limited partnership interests in PRA. The shareholders of the Managing General Partner and the prior partners of FRI, in their capacity as limited partners of PRA, continue to hold indirectly certain economic interests in the Registrant and such other investment limited partnerships, but have ceased to be responsible for the operation and management of the Registrant and such other partnerships.

     On October 12, 1994, an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo") acquired one-third of the stock of National Property Investors, Inc. ("NPI"), the parent corporation of NPI Equity II. Pursuant to the terms of the stock acquisition, Apollo was entitled to designate three of the seven directors of the Managing General Partner and NPI Equity II. In addition, the approval of certain major actions on behalf of the Registrant required the affirmative vote of at least five directors of the Managing General Partner.

     On August 17, 1995, the stockholders of NPI entered into an agreement to sell to IFGP Corporation, a Delaware corporation, an affiliate of Insignia Financial Group, Inc. ("Insignia"), a Delaware corporation, all of the issued and outstanding common stock of NPI, for an aggregate purchase price of $1,000,000. NPI is the sole shareholder of NPI Equity II, the general partner of FRI, and the entity which controls the Managing General Partner. The closing of the transactions contemplated by the above mentioned agreement (the "Closing") occurred on January 19, 1996.

     Upon the Closing, the officers and directors of NPI, NPI Equity II and the Managing General Partner resigned and IFGP Corpoation caused new officers and directors of each of those entities to be elected. See "Item 10, Directors and Executive Officers of the Registrant."

Competition

     The Registrant is affected by and subject to the general competitive conditions of the residential, commercial, retail and office real estate industries. In addition, each of the Registrant's properties competes in an area which normally contains numerous other real properties which may be considered competitive.


Item 2.  Properties.

     A description of the income-producing properties in which the Registrant has an ownership interest is as follows. All of the Registrant's properties are owned in fee except as indicated.


                                                  Date of
Name and Location                                Purchase                       Type                        Size
Butler Square Center                               01/88                      Shopping                     80,000
   West Butler Road at                                                         Center                      sq.ft.
    Whatley Circle
   Mauldin, South Carolina

Kenilworth Commons Shopping                        08/88                      Shopping                     38,000
  Center                                                                       Center                      sq.ft.
   1227 East Boulevard
   Charlotte, North Carolina

Plantation Pointe Shopping Center                  04/89                      Shopping                     63,000
   Spring Rd. and Campbell Rd.                                                 Center                      sq.ft.
   Smyrna, Georgia

CORAL PALM PLAZA
JOINT VENTURE:
Coral Palm Plaza (1)                               01/87                      Shopping                     135,000
   University Drive at N.W. 20th                                               Center                      sq.ft.
   Coral Springs, Florida

MINNEAPOLIS BUSINESS PARKS
JOINT VENTURE:
Alpha Business Center (2)                          05/87                      Business                     172,000
   8100 26th Avenue                                                             Park                       sq.ft.
   Bloomington, Minnesota

Plymouth Service Center (2)                        05/87                      Business                     74,000
   Water Tower Circle and                                                       Park                       sq.ft.
     Xenium Lane
   Plymouth, Minnesota

Westpoint Business Center (2)                      05/87                      Business                     161,000
   13800 Industrial Park Blvd.                                                  Park                       sq.ft.
   Plymouth, Minnesota

_________

(1) Property is owned by a joint venture between the Registrant, which has a 33 1/3% interest, and an affiliated partnership.
(2) Property is owned by a joint venture between the Registrant, which has a 32% interest, and an affiliated partnership.


     The following chart sets forth the average occupancy at the Registrant's remaining properties for the years ended December 31, 1995, 1994, 1993, 1992 and 1991:

                              OCCUPANCY SUMMARY

                                                    Average
                                                Occupancy Rate(%)
                                               for the Year Ended
                                                    December 31,
                                           --------------------------------
                                           1995   1994   1993   1992   1991
                                           ----   ----   ----   ----   ----
Butler Square Center                        94     79     71     79     80
Kenilworth Commons Shopping Center         100    100    100    100    100
Plantation Pointe Shopping Center           98     98     99     99     98

CORAL PALM PLAZA JOINT VENTURE:
Coral Palm Plaza                            78     83     76     71     78

MINNEAPOLIS BUSINESS PARKS JOINT VENTURE:
Alpha Business Center                       92     89     79     82     73
Plymouth Service Center                     93     98     75     91     90
Westpoint Business Center                   93     80     83     87     85




                           SIGNIFICANT TENANTS (1)
                              December 31, 1995

                                                                     Annualized
                                    Square         Nature of         Expiration         Base Rent         Renewal
                                    Footage        Business          of Lease           Per Year(2)       Options (3)
                                    -------        --------          --------           -----------       -----------
 Butler Square Center
     BI-Lo Inc.                      38,654        Grocer               2015              $302,660         3-5 Yr
     Revco D.S.                       8,470        Discount             1999               $59,290         5-5 Yr
                                                   Retail

Kenilworth Commons Shopping Center
     Harris-Teeter                   26,000        Grocer               2008              $234,000         4-5 Yr

Plantation Pointe Shopping Center
   Winn Dixie                        44,000        Grocer               2008              $308,000         4-5 Yr

CORAL PALM PLAZA
 JOINT VENTURE:
Coral Palm Plaza
     Luria & Sons                    21,891        Catalog              2006                (4)            3-5 Yr
                                                   Retailer
     Linen Supermarket               14,071        Household            1998              $168,852         1-5 Yr
                                                   Item  Store          2005
     Michaels Stores                 20,000        Craft Store          2005              $150,000         3-5 Yr

MINNEAPOLIS BUSINESS PARKS JOINT VENTURE:

Plymouth Service Center
     Paul Robey & Assoc.             14,332        Sales                1999               $67,790          -
                                                   Tool Parts
     Sola Optical                    13,966        Optometrist          1996               $78,768          -
     Guyer's Builder
     Supplies                        35,768        Building             2003              $201,495          -
                                                   Supplies
Westpoint Business Center
     ETS Energy Tech
     Systems                         18,637        Parts                1999               $65,820          -
                                                   Manufacturer
   Kloster Corporation               21,850        Parts                1999              $138,737         1-2 Yr
                                                   Manufacturer
   Tile by Design                    21,815        Tile                 1999              $161,018          -

(1) Tenant occupying 10% or more of total rentable square footage of the property.

(2) Represents annualized base rent excluding additional rent due as operating expense reimbursements, percentage rents and future contractual escalations.

(3) The first amount represents the number of renewal options. The second amount represents the length of each option.

(4)   Tenant pays percentage rent based on retail stores occupied.



Item 3.  Legal Proceedings.

     There are no material pending legal proceedings to which the Registrant is a party or to which any of its assets are subject.

Item 4.  Submission of Matter to a Vote of Security Holders

     No matter was submitted to a vote of security holders during the period covered by this Report.

                                   PART II

Item 5.  Market for the Registrant's Equity and Related Security
         Holder Matters.

     The Limited Partnership Assignee Unit holders are entitled to certain distributions as provided in the Partnership Agreement. As of March 1, 1996, Assignee Units holders have received distributions from operations of $3,200 to $3,866 for each $10,000 of original investment. No market for Limited Partnership Assignee Units exists nor is any expected to develop.

     As of March 1, 1996, the approximate number of holders of Limited Partnership Assignee Units was 4,021.

     During the years ended December 31, 1995 and 1994, the Registrant has made the following cash distributions with respect to each $10,000 initial investment to holders of Units as of the dates set forth below in the amounts set forth opposite such dates:

      Distribution with                     Amount of Distribution
      Respect to Quarter End                Per $10,000 Investment(*)

                                           1995               1994

      March 31                              $75               $75
      June 30                               $75               $75
      September 30                          $75               $75
      December 31                           $75               $75

*     The amounts represent  distributions of cash from operations.  (See
      "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations", for information relating to the Registrant's future distributions.)

Item 6.  Selected Financial Data.

     The following represents selected financial data for the Registrant, for the years ended December 31, 1995, 1994, 1993, 1992 and 1991. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.



                                                For the Year Ended December 31,
                                          -----------------------------------------
                                         1995      1994      1993      1992       1991
                                         (Amounts in thousands except per unit data)
Total revenues                          $ 2,519   $   522   $ 1,897    $ 1,221   $ 2,476

Net income (loss)                       $ 1,017   $  (871)  $   567    $   873   $   (33)
Net income (loss) per
 limited partnership
 assignee unit (1)                      $ 13.44   $(11.75)  $  7.54    $ 11.43   $  (.45)

Total assets                            $24,424   $24,566   $26,551    $27,386   $28,070

Cash distribution per limited
  partnership assignee units            $ 15.00   $ 15.00   $ 18.75    $ 21.24   $ 24.99

(1) $500 original contribution per unit, based on weighted average units outstanding during the period after giving effect to the allocation of net income(loss)to the general partner.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Registrant's real estate properties consist of three shopping center properties and investments in two unconsolidated joint ventures.
The three shopping centers are located in South Carolina, North Carolina and Georgia. The unconsolidated joint venture properties include one shopping center in Florida and three business parks in Minnesota. The properties are leased to tenants subject to leases with remaining lease terms of up to nineteen years. The Registrant receives rental income from its properties and is responsible for operating expenses, administrative expenses and capital improvements. All of the Registrant's properties generated positive cash flow for the year ended December 31, 1995.

     The Registrant uses working capital reserves provided from any undistributed cash flow from operations and distributions from unconsolidated joint ventures as its primary source of liquidity. For the long term, cash from operations and distributions from unconsolidated joint ventures will remain the Registrant's primary source of liquidity. The Registrant distributed $1,111,000 to partners (including $11,000 to the general partner) during each of the years ended December 31, 1995 and 1994. Distributions are expected to continue in the near future. The level of such distributions will be contingent upon successful future operations.

     The level of liquidity based on cash and cash equivalents experienced a $152,000 increase at December 31, 1995, as compared to 1994. The Registrant's $805,000 of distributions received from unconsolidated joint ventures (investing activities) and the $871,000 of net cash provided by operating activities were only partially offset by the $413,000 of improvements to real estate (investing activities) and $1,111,000 of cash distributions to partners (financing activities). The improvements to real estate were primarily at the Registrant's Butler Square Center property relating to a significant tenant's expansion of its existing space. The Registrant renegotiated the tenant's lease terms to expand the tenant's existing space by 6,500 square feet. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

     Working capital reserves are invested in a money market account or in repurchase agreements secured by United States Treasury obligations. At the Registrant's joint venture property, Coral Palm Plaza, management accepted a lease buy-out of $800,000 in December 1994 from a significant tenant that had occupied 27,000 square feet, (and was received in 1995). During 1995, management re-leased all of the unoccupied space, on similar terms, and recognized the remaining portion of the lease buy-out in the amount of $699,000 ($233,000 allocated to the Partnership). In October 1995, the Registrant accepted a lease buy-out and termination agreement with a former tenant at the Coral Palm Plaza property. The $300,000 termination payment has been deferred and is being amortized into income on a straight-line basis over the remaining three years of the former tenant's lease. The Managing General Partner believes that if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund required capital improvements and the current level of distributions for the foreseeable future.

     On January 19, 1996, the stockholders of NPI, the sole shareholder of NPI Equity II, sold to IFGP Corporation all of the issued and outstanding stock of NPI. In addition, an affiliate of Insignia purchased the limited partnership units held by DeForest I and certain of its affiliates. IFGP Corporation caused new officers and directors of NPI Equity II and the Managing General Partner to be elected. The Managing General Partner does not believe these transactions will have a significant effect on the Registrant's liquidity or results of operations. See "Item 1 Business-Change in Control".

Real Estate Market

     The business in which the Registrant is engaged is highly competitive, and the Registrant is not a significant factor in its industry. Each investment property is located in or near a major urban area and, accordingly, competes for rentals not only with similar properties in its immediate area but with hundreds of similar properties throughout the urban area. Such competition is primarily on the basis of location, rents, services and amenities. In addition, the Registrant competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.


Results of Operations

1995 Compared to 1994

     Operating results improved by $1,888,000 for the year ended December 31, 1995, as compared to 1994, due to an increase in revenues of $1,997,000, which was only slightly offset by an increase in expenses of $109,000.

     Revenues increased by $1,997,000 for the year ended December 31, 1995, as compared to 1994, due to increases in equity in unconsolidated joint venture operations of $1,752,000, rental income of $226,000 and interest income of $19,000. Equity in unconsolidated joint ventures' operations increased due to the Registrant's $1,500,000 allocated portion of the provision for impairment of value recorded in 1994 on the Coral Palm Plaza joint venture property and the recognition of the termination payment accepted from a major tenant at Coral Palm Plaza in 1995. Rental income increased primarily due to increased rental rates and occupancy at the Registrant's Butler Square Center property. Interest income increased primarily due to an increase in average working capital reserves available for investment.

     Expenses increased by $109,000 for the year ended December 31, 1995, as compared to 1994, due to increases in operating expenses of $76,000, general and administrative expenses of $10,000 and depreciation expense of $23,000. Operating expense increased primarily due to increased repairs and maintenance and an increase in amortization of leasing commissions at the Registrant's Butler Square Center property. Depreciation expense increased due to significant tenant improvements at the Registrant's Butler Square Center property. General and administrative expenses remained relatively constant.

1994 Compared to 1993

     Operating results declined by $1,438,000 for the year ended December 31, 1994, as compared to 1993, primarily due to the Registrant's $1,500,000 allocated portion of the provision for impairment of value recorded on their Coral Palm Plaza unconsolidated joint venture.

     Revenues decreased by $1,375,000 due to an increase in equity loss from unconsolidated joint ventures' operations of $1,352,000, and decreases in rental income of $19,000 and interest income of $4,000. Loss in unconsolidated joint venture operations increased due to the Registrant's $1,500,000 allocated portion of the provision for impairment of value recorded on their Coral Palm Plaza joint venture property. The loss was slightly offset by improved operations due to higher occupancy at the Registrant's Minneapolis Business Parks Alpha Business Center and Plymouth Service Center joint venture properties. Rental income declined due to a decrease in rental rates at the Registrant's Kenilworth Commons and Plantation Pointe Shopping Centers which was offset by an increase in occupancy at the Registrant's Butler Square Center property. Interest income declined due to a decrease in average working capital reserves available for investment.

     Expenses  increased  by $63,000 for the year ended  December 31,  1994,

as compared to 1993, due to increases in general and administrative expenses of $54,000, operating expenses of $3,000 and depreciation expense of $6,000. General and administrative expenses increased due to additional costs associated with the management transition. Operating expenses increased due to an increase in repairs and maintenance at the Registrant's Butler Square property, which was only partially offset by a decrease in repairs and maintenance at the Registrant's Plantation Pointe property. Depreciation expense increased slightly due to the effect of fixed asset additions.

Unconsolidated Joint Ventures

     During 1995, 1994 and 1993, the Registrant was allocated its equity income (loss) in the operations of, and received cash distributions from, the unconsolidated joint ventures. The financial statements for the unconsolidated joint ventures are presented in "Item 8, Financial Statements and Supplementary Data". A discussion of their Results of Operations follows:

     Equity income from unconsolidated joint ventures' operations increased $1,752,000 in 1995, as compared to 1994, primarily due to the recognition of the termination payment accepted from a major tenant at the Registrant's Coral Palm Plaza property and the provision for impairment recognized in 1994. Revenues at Minneapolis Business Parks Joint Venture properties increased due to an increase in occupancy at the joint venture's Alpha Business Center and Westpoint Business Center properties and an increase in rental rates at all of the Registrant's Minneapolis Business Park Joint Venture properties, which was only slightly offset by a decrease in occupancy at the Registrant's Plymouth Service Center property. Expenses increased at all of the Registrant's Minneapolis Business Park Joint Venture properties due to an increase in repairs and maintenance.

     Equity income from unconsolidated joint ventures' operations declined $1,352,000 in 1994, as compared to 1993, due to the Registrant's $1,500,000 allocated portion of the provision for impairment of value recorded in 1994 on the Registrant's Coral Palm Plaza property. The provision for impairment was recognized due to the loss of a tenant who occupied approximately 20% of the space. Revenues at Coral Palm Plaza increased due to an increase in average occupancy prior to the tenant vacating. Expenses decreased due to a decline in real estate taxes. Revenues at Minneapolis Business Parks joint venture properties increased due to an increase in occupancy at the joint venture's Alpha Business Center and Plymouth Service Center properties and an increase in rental rates at all of the Registrant's Minneapolis Business Park Joint Venture properties. Expenses declined at all of the Registrant's Minneapolis Business Park Joint Venture properties due to a decrease in real estate taxes.


Item 8.   Financial Statements and Supplementary Data.


                      CENTURY PENSION INCOME FUND XXIV,
                      A California Limited Partnership

                            FINANCIAL STATEMENTS
                        YEAR ENDED DECEMBER 31, 1995
                                    INDEX

                                                                                                                          Page
Independent Auditors' Reports.............................................................................................F - 2
Financial Statements:
     Balance Sheets at December 31, 1995 and 1994.........................................................................F - 4
     Statements of Operations for the Years Ended December 31, 1995, 1994 and 1993........................................F - 5
     Statements of Partners' Equity for the Years Ended
        December 31, 1995, 1994 and 1993..................................................................................F - 6
     Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993........................................F - 7
     Notes to Financial Statements........................................................................................F - 8
Financial Statement Schedule:
     Schedule III     -    Real Estate and Accumulated Depreciation at December 31, 1995..................................F - 15


                                                  CORAL PALM PLAZA JOINT VENTURE

Independent Auditors' Reports.............................................................................................F - 17
Financial Statements:
     Balance Sheets at December 31, 1995 and 1994.........................................................................F - 19
     Statements of Operations for the Years Ended December 31, 1995, 1994 and 1993........................................F - 20
     Statements of Partners' Equity for the Years Ended
        December 31, 1995, 1994 and 1993..................................................................................F - 21
     Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993........................................F - 22
     Notes to Financial Statements........................................................................................F - 23
Financial Statement Schedule:
     Schedule III     -    Real Estate and Accumulated Depreciation at December 31, 1995..................................F - 27

                                             MINNEAPOLIS BUSINESS PARKS JOINT VENTURE

Independent Auditors' Reports.............................................................................................F - 29
Financial Statements:
     Balance Sheets at December 31, 1995 and 1994.........................................................................F - 31
     Statements of Operations for the Years Ended December 31, 1995, 1994 and 1993........................................F - 32
     Statements of Partners' Equity for the Years Ended
        December 31, 1995, 1994 and 1993..................................................................................F - 33
     Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993........................................F - 34
     Notes to Financial Statements........................................................................................F - 35
Financial Statement Schedule:
     Schedule III     -    Real Estate and Accumulated Depreciation at December 31, 1995..................................F - 38


Financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in financial statements.




To the Partners
Century Pension Income Fund XXIV,
A California Limited Partnership
Greenville, South Carolina

                        Independent Auditors' Report



We have audited the accompanying balance sheets of Century Pension Income Fund XXIV, A California Limited Partnership (the "Partnership") as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the years then ended. Our audits also included the additional information supplied pursuant to Item 14(a)(2). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Pension Income Fund XXIV, A California Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                               Imowitz Koenig & Co., LLP

                                               Certified Public Accountants

New York, N.Y.
February 20, 1996





INDEPENDENT AUDITORS' REPORT


Century Pension Income Fund XXIV, a California Limited Partnership:

We have audited the accompanying statements of operations, partners' equity and cash flows of Century Pension Income Fund XXIV, a California limited partnership (the "Partnership") for the year ended December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of the Partnership for the year ended December 31, 1993 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP



San Francisco, California
March 18, 1994



                       CENTURY PENSION INCOME FUND XXIV,
                       A California Limited Partnership

                                BALANCE SHEETS



                                             DECEMBER 31,
                                       -------------------------
                                          1995          1994
                                       ----------     ----------
ASSETS

Cash and cash equivalents              $2,190,000     $2,038,000
Receivables and other assets              206,000        185,000

Investments in unconsolidated
  joint ventures                        7,383,000      7,681,000

Real Estate:

   Real estate                         17,737,000     17,324,000
   Accumulated depreciation            (3,226,000)    (2,764,000)
                                      -----------    -----------

Real estate, net                       14,511,000     14,560,000

Deferred leasing commissions, net         134,000        102,000
                                      -----------    -----------

     Total assets                     $24,424,000    $24,566,000
                                      ===========    ===========


LIABILITIES AND PARTNERS' EQUITY

Accrued expenses and other
  liabilities                         $   106,000    $   154,000
                                      -----------    -----------
  Total liabilities                       106,000        154,000
                                      -----------    -----------

Contingencies

Partners' equity (deficit):

General partner                                --        (20,000)
Limited partners (73,341 units
outstanding at December 31, 1995
and 1994)                              24,318,000     24,432,000

Total partners' equity                 24,318,000     24,412,000
                                      -----------    -----------

 Total liabilities and
   partners' equity                   $24,424,000    $24,566,000
                                      ===========    ===========


                      See notes to financial statements.




                       CENTURY PENSION INCOME FUND XXIV,
                       A California Limited Partnership

                           STATEMENTS OF OPERATIONS


                                        YEARS ENDED DECEMBER 31,
                                 ---------------------------------------
                                    1995           1994          1993
                                 ----------     ----------    ----------

Revenues:
Rental                           $1,915,000     $1,689,000    $1,708,000
Interest income                      97,000         78,000        82,000
Equity (loss) in
  unconsolidated joint
  ventures' operations              507,000     (1,245,000)      107,000
                                 ----------     ----------    ----------

Total revenues                    2,519,000        522,000     1,897,000

Expenses (including $236,000,
  $221,000 and $154,000 paid
  to the general partner and
  affiliates in 1995, 1994
  and 1993):
    General and administrative      507,000        497,000       443,000
    Operating                       533,000        457,000       454,000
    Depreciation                    462,000        439,000       433,000
                                 ----------     ----------    ----------
    Total expenses                1,502,000      1,393,000     1,330,000
                                 ----------     ----------    ----------

Net  income (loss)               $1,017,000     $ (871,000)   $  567,000
                                 ==========     ==========    ==========

Net income (loss) per
  limited partnership
  assignee unit                  $    13.44     $   (11.75)   $     7.54
                                 ==========     ==========    ==========

Cash distributions per
  limited partnership
  assignee unit                  $    15.00     $    15.00    $    18.75
                                 ==========     ==========    ==========


                      See notes to financial statements.



                       CENTURY PENSION INCOME FUND XXIV,
                       A California Limited Partnership

                        STATEMENTS OF PARTNERS' EQUITY

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                 General       Limited       Total
                                partner's      partners'    partners'
                                (deficit)       equity       equity
                                ---------     -----------  -----------

Balance - January 1, 1993        $     --     $27,216,000  $27,216,000

  Net income                       14,000         553,000      567,000

  Cash distributions              (14,000)     (1,375,000)  (1,389,000)
                                ---------     -----------  -----------


Balance - December 31, 1993            --      26,394,000   26,394,000

  Net (loss)                       (9,000)       (862,000)    (871,000)

  Cash distributions              (11,000)     (1,100,000)  (1,111,000)
                                ---------     -----------  -----------


Balance - December 31, 1994       (20,000)     24,432,000   24,412,000

  Net income                       31,000         986,000    1,017,000

  Cash distributions              (11,000)     (1,100,000)  (1,111,000)
                                ---------     -----------  -----------

Balance - December 31, 1995     $      --     $24,318,000  $24,318,000
                                =========     ===========  ===========


                      See notes to financial statements.



                       CENTURY PENSION INCOME FUND XXIV,
                       A California Limited Partnership

                           STATEMENTS OF CASH FLOWS

                                            YEARS ENDED DECEMBER 31,
                                        ------------------------------------
                                           1995        1994          1993
                                        ----------   ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net  income (loss)                      $1,017,000   $ (871,000)   $ 567,000
Adjustments to reconcile
 net income (loss) to net cash
 provided by operating activities:
   Depreciation and amortization           500,000      459,000      447,000
   Equity (income) loss in
      unconsolidated joint
      ventures' operations                (507,000)   1,245,000     (107,000)
    Deferred leasing commissions paid      (70,000)     (93,000)     (19,000)
    Provision for doubtful receivables          --        1,000           --
    Changes in operating assets
      and liabilities:
        Receivables and other assets       (21,000)       2,000      (18,000)
        Accrued  expenses and
          other liabilities                (48,000)      (3,000)     (13,000)
                                        ----------   ----------   ----------
Net cash provided by
  operating activities                     871,000      740,000      857,000
                                        ----------   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to real estate                  (413,000)     (60,000)      (9,000)
Unconsolidated joint
  ventures distributions received          805,000      150,000      201,000
Purchase of cash investments                    --           --   (2,073,000)
Proceeds from cash investments                  --    1,283,000    2,757,000
                                        ----------   ----------   ----------
Net cash provided by
  investing activities                     392,000    1,373,000      876,000
                                        ----------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners          (1,111,000)  (1,111,000)  (1,389,000)
                                        ----------   ----------   ----------

Cash used in financing activities       (1,111,000)  (1,111,000)  (1,389,000)
                                        ----------   ----------   ----------

Increase in Cash and Cash Equivalents      152,000    1,002,000      344,000

Cash and Cash Equivalents

  at Beginning of Year                   2,038,000    1,036,000      692,000
                                        ----------   ----------   ----------
Cash and Cash Equivalents
  at End of Year                        $2,190,000   $2,038,000   $1,036,000
                                        ==========   ==========   ==========


                  See notes to financial statements.



                      CENTURY PENSION INCOME FUND XXIV,
                      A California Limited Partnership

                        NOTES TO FINANCIAL STATEMENTS

                YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Organization

       Century Pension Income Fund XXIV (the "Partnership") is a limited partnership organized in 1984 under the laws of the State of California to acquire, manage and ultimately sell income-producing real estate. The Partnership currently owns three shopping centers located in South Carolina, North Carolina and Georgia. The Partnership also holds joint venture interests in a shopping center in Florida and in three business parks in Minnesota. The general partner is Fox Partners VI, a California general partnership, whose general partners are Fox Capital Management Corporation ("FCMC"), a California corporation and Fox Realty Investors ("FRI"), a California general partnership. The capital contributions of $36,670,500 ($500 per assignee unit) were made by Limited Partnership Assignee Unit Holders.

       On December 6, 1993, the shareholders of FCMC entered into a Voting Trust Agreement with NPI Equity Investments II, Inc. ("NPI Equity" or the "Managing General Partner") pursuant to which NPI Equity was granted the right to vote 100 percent of the outstanding stock of FCMC and NPI Equity became the managing general partner of FRI. As a result, NPI Equity became responsible for the operation and management of the business and affairs of the Partnership and the other investment partnerships originally sponsored by FCMC and/or FRI. NPI Equity is a wholly-owned subsidiary of National Property Investors, Inc. ("NPI, Inc."). The shareholders of FCMC and the partners in FRI retain indirect economic interests in the Partnership and such other investment limited partnerships, but have ceased to be responsible for the operation and management of the Partnership and such other partnerships.

       On January 19, 1996, the stockholders of NPI, Inc. sold all of the issued and outstanding stock of NPI, Inc. to an affiliate of Insignia Financial Group, Inc. ("Insignia").

       Basis of Presentation

       The Partnership's investments in unconsolidated joint ventures are accounted for under the equity method of accounting.

       Distributions

       Cash distributions from operations were made at annualized rates of 3.0 percent, 3.0 percent and 3.8 percent for 1995, 1994 and 1993,

       respectively.

       Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.



                         CENTURY PENSION INCOME FUND XXIV,
                          A California Limited Partnership

                           NOTES TO FINANCIAL STATEMENTS

                    YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Cash and Cash Equivalents

       The Partnership considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

       Concentration of Credit Risk

       The Partnership maintains cash balances at institutions insured up to $100,000 by the Federal Deposit Insurance Corporation. Balances in excess of $100,000 are usually invested in money market accounts and repurchase agreements, which are collateralized by United States Treasury obligations. Cash balances exceeded these insured levels during the year. At December 31, 1995, the Partnership had $671,000 invested in overnight repurchase agreements, secured by United States Treasury obligations, which are included in cash and cash equivalents.

       Real Estate

       Real estate is stated at cost. Acquisition fees are capitalized as a cost of real estate. In 1995, the Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of the SFAS had no effect on the Partnership's financial statements.

       Depreciation

       Depreciation is computed by the straight-line method over estimated useful lives ranging from 30 to 39 years for buildings and improvements and six years for furnishings.

       Deferred Leasing Commissions

       Leasing commissions are deferred and amortized over the lives of the related leases. At December 31, 1995 and 1994, accumulated amortization of deferred leasing commissions totaled $72,000 and $41,000, respectively.


                         CENTURY PENSION INCOME FUND XXIV,

                          A California Limited Partnership

                           NOTES TO FINANCIAL STATEMENTS

                    YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Net Income (Loss) Per Limited Partnership Assignee Unit

       Net income (loss) per limited partnership assignee unit is computed by dividing the net income (loss) allocated to the unit holders by 73,341 units outstanding.

       Income Taxes

       Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

       Reclassification

       Certain amounts have been reclassified to conform to the 1995 presentation.

2.     TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

       In accordance with the Partnership Agreement, the Partnership may be charged by the general partner and affiliates for services provided to the Partnership. From March 1988 to December 1992, such amounts were assigned pursuant to a services agreement by the general partner and affiliates to Metric Realty Services, L.P. ("MRS"), which performed partnership management and other services for the Partnership.

       On January 1, 1993, Metric Management, Inc. ("MMI") successor to MRS, a company which is not affiliated with the general partner, commenced providing certain property and portfolio management services to the Partnership under a new services agreement. As provided in the new services agreement effective January 1, 1993, no reimbursements were made to the general partner and affiliates after December 31, 1992. Subsequent to December 31, 1992, reimbursements were made to MMI. On December 16, 1993, the services agreement with MMI was modified and, as a result thereof, NPI Equity began directly providing cash management and other Partnership services on various dates commencing December 23, 1993 (see Notes 1 and 7). In accordance with the partnership agreement, the general partner is entitled to receive a partnership management fee in an amount equal to 10 percent of cash available for distribution. Related party expenses for the years ended December 31, 1995, 1994 and 1993 were as follows:



                         CENTURY PENSION INCOME FUND XXIV,

                          A California Limited Partnership

                           NOTES TO FINANCIAL STATEMENTS

                    YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


2.     TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES (Continued)

                                              1995                1994                1993
                                            ---------           ---------           ---------
       Partnership management fees          $ 123,000           $ 123,000           $ 154,000
       Real estate tax reduction fees          16,000              10,000                  -
       Reimbursement of expenses:
          Partnership accounting and
            investor services                  97,000              88,000                  -
                                            ---------           ---------           ---------
       Total                                $ 236,000           $ 221,000           $ 154,000
                                            =========           =========           =========

       Property management fees and real estate tax reduction fees are included in operating expenses. Partnership management fees and reimbursed expenses are primarily included in general and administrative expenses.

       In accordance with the partnership agreement, the general partner was allocated its one percent continuing interest in the Partnership's net loss and taxable loss and cash distributions. Net income and taxable income have been allocated to the general partner in an amount equal to the amount of cash distributions received by the general partner.


3.     INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

       The Partnership has investments in two unconsolidated joint ventures as follows:

       Coral Palm Plaza Joint Venture

       On January 23, 1987 the Partnership acquired a 33.33% ownership interest in Coral Palm Plaza Joint Venture ("Coral Palm"), a joint venture with Century Pension Income Fund XXIII, a California Limited Partnership ("CPIF XXIII") and an affiliate of FCMC and FRI. Also, on January 23, 1987, Coral Palm Plaza Joint Venture acquired the Coral Palm Plaza, a shopping center located in Coral Springs, Florida. The Partnership's interest in the Coral Palm Plaza Joint Venture is reported using the equity method of accounting.

       Minneapolis Business Parks Joint Venture


       On April 30, 1987, the Partnership acquired a 32% ownership interest in Minneapolis Business Parks Joint Venture, a joint venture with CPIF XXIII. On May 5, 1987, Minneapolis Business Parks Joint Venture acquired Alpha Business Center located in Bloomington, Minnesota, Plymouth Service Center located in Plymouth, Minnesota and Westpoint Business Center located in Plymouth, Minnesota. The Partnership's interest in the Minneapolis Business Parks Joint Venture is reported using the equity method of accounting.



                         CENTURY PENSION INCOME FUND XXIV,
                          A California Limited Partnership

                           NOTES TO FINANCIAL STATEMENTS

                    YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

3.     INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES (Continued)

       Separate audited financial statements for the above joint ventures are included in this Item 8.

4.     REAL ESTATE

       Real estate, at December 31, 1995 and 1994, is summarized as follows:

                                                           1995                  1994
                                                       -----------           -----------
       Land                                            $ 4,410,000           $ 4,410,000
       Buildings, improvements and
         furnishings                                    13,327,000            12,914,000
                                                       -----------           -----------
       Total                                            17,737,000            17,324,000
       Accumulated depreciation                         (3,226,000)           (2,764,000)
                                                       -----------           -----------
       Real estate, net                                $14,511,000           $14,560,000
                                                       ===========           ===========

5.     MINIMUM FUTURE RENTAL REVENUES

       Minimum future rental revenues from operating leases having non-cancelable lease terms in excess of one year at December 31, 1995, are as follows:

                1996               $ 1,581,000
                1997                 1,415,000
                1998                 1,239,000
                1999                 1,054,000
                2000                   862,000
                Thereafter           6,098,000

                                   -----------
                Total              $12,249,000
                                   ===========

       The Partnership had one tenant at each of its properties whose rental revenue was in excess of 10% of total Partnership rental revenue. At December 31, 1995, 1994 and 1993, the percentages were as follows:



                         CENTURY PENSION INCOME FUND XXIV,
                          A California Limited Partnership

                           NOTES TO FINANCIAL STATEMENTS

                    YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

5.     MINIMUM FUTURE RENTAL REVENUES (Continued)

                                              Percentage of Total Rental Revenue
                                              ----------------------------------
                                                 1995       1994       1993
                                               --------   --------   ---------
       Butler Square Center                       18%        15 %       13 %
       Kenilworth Commons Shopping Center         15%        18 %       14 %
       Plantation Pointe Shopping Center          18%        20 %       18 %

       Amortization of leasing commissions totaled $38,000, $20,000 and $14,000 in 1995, 1994 and 1993, respectively.

6.     RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

       The differences between the accrual method of accounting for income tax reporting and the accrual method of accounting used in the financial statements are as follows:


                                                                                  1995                1994               1993
                                                                                ----------         -----------        ------------
       Net income (loss) - financial statements                                 $1,017,000         $  (871,000)       $    567,000
       Differences resulted from:
         Depreciation                                                              130,000             114,000             110,000
         Equity in unconsolidated joint ventures' operations                      (178,000)          1,819,000             104,000
         Other                                                                      (2,000)              3,000                   -
                                                                                ----------         -----------         -----------
       Net income - income tax method                                            $ 967,000         $ 1,065,000        $    781,000
                                                                                ==========         ===========        ============

       Taxable income per limited partnership assignee unit
         after giving effect to the allocation to the general
         partner                                                               $         13       $         14        $         11
                                                                               ============       ============        ============
       Partners' equity - financial statements                                 $ 24,318,000       $ 24,412,000        $ 26,394,000
       Differences resulted from:
         Sales commissions                                                        3,050,000          3,050,000           3,050,000
         Organization expenses                                                    2,452,000          2,452,000           2,452,000
         Depreciation                                                               829,000            699,000             585,000
         Payments credited to rental properties                                     112,000            112,000             112,000
         Equity in unconsolidated joint ventures' operations                      3,550,000          3,728,000           1,909,000
         Other                                                                       (6,000)            (4,000)             (7,000)
                                                                                -----------       ------------         -----------
       Partners' equity - income tax method                                     $34,305,000       $ 34,449,000         $34,495,000
                                                                                ===========       ============         ===========

                       CENTURY PENSION INCOME FUND XXIV,
                       A California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


7.     SUBSEQUENT EVENTS

       On January 19, 1996, the stockholders of NPI, Inc. sold all of the issued and outstanding stock of NPI, Inc. to an affiliate of Insignia. As a result of the transaction, the Managing General Partner of the Partnership is controlled by Insignia. Insignia affiliates now provide property and asset management services to the Partnership, maintain its books and records and oversee its operations.


                                                                  SCHEDULE III

                         CENTURY PENSION INCOME FUND XXIV,
                          A California Limited Partnership

                      REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 DECEMBER 31, 1995

   COLUMN          COLUMN        COLUMN         COLUMN               COLUMN          COLUMN       COLUMN        COLUMN       COLUMN
      A               B             C              D                   E               F            G             H            I

                                               Cost Capitalized   Gross Amount at
                                 Initial Cost    Subsequent      Which Carried at
                                to Partnership  to Acquisition   Close of Period(1)
                                --------------  --------------  --------------------
                                                                                                                         Life
                                                                                                                       on which
                                                                                                                       Deprecia-
                                                                                           Accumu-   Year               tion is
                                    Buildings                         Buildings            lated      of    Date       computed
                                       and                              and               Deprecia-  Con-    of        in latest
                     Encum-         Improve- Improve- Carrying        Improve-              tion     struc- Acqui-    statement of
Description          brances  Land   ments    ments    Costs    Land   ments    Total (2)    (3)      tion  sition     operations
-----------          ------- ------ -------- -------- -------- ------ --------- --------- --------- ------- -------- -------------
                                                      (Amounts in thousands)

Butler Square Center
   Mauldin, South
    Carolina         $ -     $  873  $ 5,396    $466    $ (55) $  866  $ 5,814   $ 6,680    $1,466    1987    1/88    30 to 39 yrs.

Kenilworth Commons
 Shopping Center
   Charlotte, North
    Carolina           -      1,701    2,895      13      (57)  1,679    2,873     4,552       707    1988    8/88    30 to 39 yrs.

Plantation Pointe
 Shopping Center
   Smyrna, Georgia     -      1,865    4,563      77        -   1,865    4,640     6,505     1,053    1988    4/89    6 to 39 yrs.
-----------       --------  ------- ---------  -------- ------ ------  -- ----    ------   -------   ------ -------   ------------

TOTAL                $ -     $4,439  $12,854    $556    $(112) $4,410  $13,327   $17,737    $3,226
===========       ========  ======= =========  ======== ====== ======  =======   =======     =====

                           See accompanying notes.



                                                           SCHEDULE III


                       CENTURY PENSION INCOME FUND XXIV,
                       A California Limited Partnership

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995


NOTES:

(1) The aggregate cost for Federal income tax purposes is $17,849,000.

(2) Balance, January 1, 1993                                $17,255,000
    Improvements capitalized subsequent to acquisition            9,000
                                                            -----------
    Balance, December 31, 1993                               17,264,000
    Improvements capitalized subsequent to acquisition           60,000
                                                            -----------
    Balance, December 31, 1994                               17,324,000
    Improvements capitalized subsequent to acquisition          413,000
                                                            -----------
    Balance, December 31, 1995                              $17,737,000
                                                            ===========

(3) Balance, January 1, 1993                                 $1,892,000
    Additions charged to expense                                433,000
                                                             ----------
    Balance, December 31, 1993                                2,325,000
    Additions charged to expense                                439,000
                                                             ----------
    Balance, December 31, 1994                                2,764,000
    Additions charged to expense                                462,000
                                                             ----------
    Balance, December 31, 1995                               $3,226,000
                                                             ==========







To the Partners
Coral Palm Plaza Joint Venture
Greenville, South Carolina


                         Independent Auditors' Report


We have audited the accompanying balance sheets of Coral Palm Plaza Joint Venture (the "Partnership") as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the years then ended. Our audits also included the additional information supplied pursuant to Item 14(a)(2). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coral Palm Plaza Joint Venture as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                               Imowitz Koenig & Co., LLP

                                               Certified Public Accountants
New York, N.Y.
February 20, 1996



INDEPENDENT AUDITORS' REPORT


Coral Palm Plaza Joint Venture:

We have audited the accompanying statements of operations, partners' equity and cash flows of Coral Palm Plaza Joint Venture (the "Partnership") for the year ended December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of the Partnership for the year ended December 31, 1993 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP



San Francisco, California
March 18, 1994



                        CORAL PALM PLAZA JOINT VENTURE

                                BALANCE SHEETS


                                                        DECEMBER 31,
                                                   ---------------------
                                                   1995             1994
                                                -----------    -----------

ASSETS

Cash and cash equivalents                       $   263,000    $   239,000
Receivables and other assets                        270,000        881,000

Real Estate:

  Real estate                                    16,140,000     16,065,000
  Accumulated depreciation                       (3,046,000)    (2,829,000)
  Allowance for impairment of value              (7,091,000)    (7,091,000)
                                                -----------    -----------
Real estate, net                                  6,003,000      6,145,000

Deferred leasing commissions, net                   154,000         87,000
                                                -----------    -----------
    Total assets                                $ 6,690,000    $ 7,352,000
                                                ===========    ===========

LIABILITIES AND PARTNERS' EQUITY

Unearned revenue and other liabilities          $   345,000    $   844,000
                                                -----------    -----------
    Total liabilities                               345,000        844,000
                                                -----------    -----------

Contingencies

Partners' equity:

  Century Pension Income Fund XXIII               4,231,000      4,339,000
  Century Pension Income Fund XXIV                2,114,000      2,169,000
                                                -----------    -----------
    Total partners' equity                        6,345,000      6,508,000
                                                -----------    -----------
    Total liabilities and partners' equity      $ 6,690,000    $ 7,352,000
                                                ===========    ===========


                      See notes to financial statements.


                        CORAL PALM PLAZA JOINT VENTURE

                           STATEMENTS OF OPERATIONS



                                            YEARS ENDED DECEMBER 31,
                                         -----------------------------
                                         1995         1994        1993
                                       ---------   -----------   ----------
Revenues:

  Rental                              $  939,000   $ 1,084,000   $1,003,000
  Interest and other income              717,000         6,000        5,000
                                      ----------   -----------   ----------
  Total revenues                       1,656,000     1,090,000    1,008,000
                                      ----------   -----------   ----------

Expenses:

  Provision for impairment of value            -     4,500,000            -
  Operating                              625,000       573,000      619,000
  Depreciation                           217,000       351,000      333,000
  General and administrative              11,000        15,000       10,000
                                      ----------   -----------   ----------
  Total expenses                         853,000     5,439,000      962,000
                                      ----------   -----------   ----------
Net income  (loss)                    $  803,000   $(4,349,000)  $   46,000
                                      ==========   ===========   ==========




                      See notes to financial statements.



                        CORAL PALM PLAZA JOINT VENTURE

                        STATEMENTS OF PARTNERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                 Century         Century
                                 Pension         Pension
                                 Income          Income
                                 Fund XXIII      Fund XXIV      Total
                                 ----------      ---------      -----


Balance - January 1, 1993       $ 7,623,000     $ 3,812,000    $11,435,000

  Net income                         31,000          15,000         46,000

  Cash distributions               (116,000)        (58,000)      (174,000)
                                -----------     -----------    -----------
Balance - December 31, 1993        7,538,000      3,769,000     11,307,000

  Net loss                        (2,899,000)    (1,450,000)    (4,349,000)

  Cash distributions                (300,000)      (150,000)      (450,000)
                                -----------     -----------    -----------
Balance - December 31, 1994        4,339,000      2,169,000      6,508,000

  Net income                         535,000        268,000        803,000

  Cash distributions                (643,000)      (323,000)      (966,000)
                                -----------     -----------    -----------
Balance - December 31, 1995     $  4,231,000    $ 2,114,000    $ 6,345,000
                                ============    ===========    ===========



                      See notes to financial statements.


                        CORAL PALM PLAZA JOINT VENTURE

                           STATEMENTS OF CASH FLOWS



                                             YEARS ENDED DECEMBER 31,
                                          -------------------------------
                                          1995         1994          1993
                                          ----         ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:


Net income (loss)                       $ 803,000   $(4,349,000)   $  46,000

Adjustments to reconcile net
 income (loss) to net cash provided
 by operating activities:

  Depreciation and amortization           249,000       380,000      358,000
  Deferred leasing commissions paid       (99,000)      (42,000)     (41,000)
  Provision for impairment of value             -     4,500,000            -
  Changes in operating assets
   and liabilities:
  Receivables and other assets            611,000      (621,000)    (129,000)
  Unearned revenue and other
   liabilities                           (499,000)      749,000       15,000
                                        ---------   -----------    ---------
Net cash provided by operating
 activities                             1,065,000       617,000      249,000
                                        ---------   -----------    ---------


CASH FLOWS FROM INVESTING ACTIVITIES:


Additions to real estate                  (75,000)     (26,000)      (72,000)
                                        ---------   -----------    ---------
Cash used in investing activities         (75,000)     (26,000)      (72,000)
                                        ---------   -----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:


Joint venture partners' distributions
 paid                                    (966,000)    (450,000)     (174,000)
                                        ---------   -----------    ---------
Cash used in financing activities        (966,000)    (450,000)     (174,000)
                                        ---------   -----------    ---------
Increase in Cash and Cash Equivalents      24,000      141,000         3,000


Cash and Cash Equivalents at
 Beginning of Year                        239,000       98,000        95,000
                                        ---------   -----------    ---------
Cash and Cash Equivalents at
 End of Year                            $ 263,000   $  239,000     $  98,000
                                        =========   ==========     =========



                      See notes to financial statements.


                        CORAL PALM PLAZA JOINT VENTURE

                        NOTES TO FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Organization

       Coral Palm Plaza Joint Venture (the "Partnership") is a general partnership organized in 1987 under the laws of the state of California to acquire Coral Palm Plaza, a shopping center located in Coral Springs, Florida. The general partners are Century Pension Income Fund XXIII ("XXIII") and Century Pension Income Fund XXIV ("XXIV"), California limited partnerships affiliated through their general partners.

       Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

       Cash and Cash Equivalents

       The Partnership considers all highly liquid investments with an original maturity date of three months or less at the time of purchase to be cash equivalents.

       Concentration of Credit Risk

       The Partnership maintains cash balances at institutions insured up to $100,000 by the Federal Deposit Insurance Corporation. Balances in excess of $100,000 are usually invested in repurchase agreements, which are collateralized by United States Treasury obligations. Cash balances exceeded these insured levels during the year.

       Real Estate

       Real estate is stated at cost. Acquisition fees are capitalized as a cost of real estate. In 1995, the Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of the SFAS had no effect on the Partnership's financial statements.

       Depreciation


       Depreciation is computed by the straight-line method over estimated useful lives ranging from 30 to 39 years for buildings and improvements.


                           CORAL PALM PLAZA JOINT VENTURE

                            NOTES TO FINANCIAL STATEMENTS

                    YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Deferred Leasing Commissions

       Leasing commissions are deferred and amortized over the lives of the related leases, which range from one to eleven years. At December 31, 1995 and 1994, accumulated amortization of deferred leasing commissions totaled $90,000 and $68,000, respectively,

       Net Income (Loss) Allocation

       Net income (loss) is allocated based on the ratio of each partner's capital contribution to the joint venture.

       Income Taxes

       Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.


2.     RELATED PARTY TRANSACTIONS

       During 1995 and 1994, the Partnership paid an affiliate of the general partner a $16,000 and $10,000 fee, respectively, relating to a successful real estate tax appeal for the joint venture. These fees were allocated 66.67% to XXIII and 33.33% to XXIV, in accordance with the partnership agreement.

3.     REAL ESTATE

       Real estate, at December 31, 1995 and 1994, is summarized as follows:

                                                   1995                1994
                                               ------------         -----------
       Land                                    $  4,876,000         $ 4,876,000
       Buildings and improvements                11,264,000          11,189,000
                                               ------------         -----------

       Total                                     16,140,000          16,065,000

       Accumulated depreciation                  (3,046,000)         (2,829,000)
       Allowance for impairment of value         (7,091,000)         (7,091,000)
                                                -----------         -----------
       Real estate, net                         $ 6,003,000         $ 6,145,000
                                                ===========         ===========


                        CORAL PALM PLAZA JOINT VENTURE

                        NOTES TO FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


4.     ALLOWANCE FOR IMPAIRMENT OF VALUE

       During 1994, based upon current economic conditions and projected future operational cash flows, the Partnership determined that the decline in value of the Coral Palm Plaza Shopping Center was other than temporary and that recovery of its carrying value was not likely. Accordingly, the property's carrying value was reduced by $4,500,000 to an amount equal to its estimated fair value. Due to the current real estate market, it is reasonably possible that the Partnership's estimate of fair value will change within the next year.

5.     TERMINATION AGREEMENT WITH FORMER TENANT

       In December 1994, the Partnership accepted a lease buy-out of $800,000 from a significant tenant that had occupied 27,000 square feet. The payment was received in 1995. During 1995, management re-leased all of the unoccupied space, on similar terms, and recognized the remaining portion of the lease buy-out in the amount of $699,000 as other income.

       In October 1995, the Partnership accepted a lease buy-out and termination agreement with a former tenant at the Partnership's property. The $300,000 termination payment, has been deferred and is being amortized into income on a straight-line basis over the remaining three years of the former tenant's lease.

6.     MINIMUM FUTURE RENTAL REVENUES

       Minimum future rental revenues from operating leases having non-cancelable lease terms in excess of one year at December 31, 1995, are as follows:

                    1996                         $ 744,000
                    1997                           782,000
                    1998                           697,000
                    1999                           576,000
                    2000                           482,000
                    Thereafter                   1,018,000
                                                ----------
                    Total                       $4,299,000
                                                ==========

       Rental revenue from one tenant was 20 percent, 22 percent and 20 percent of total rental revenues in 1995, 1994 and 1993, respectively. Rental revenue from another tenant was 19 percent, 13 percent and 10 percent of total rental revenues in 1995, 1994 and 1993, respectively.


                           CORAL PALM PLAZA JOINT VENTURE

                            NOTES TO FINANCIAL STATEMENTS

                    YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


6.     MINIMUM FUTURE RENTAL REVENUES (Continued)

       Rental revenues included percentage and other contingent rentals of $59,000, $40,000 and $52,000 in 1995, 1994 and 1993, respectively.

       Amortization of deferred leasing commissions totaled $32,000, $29,000 and $25,000 for the years ended December 31, 1995, 1994 and 1993, respectively.



                                                                SCHEDULE III

                           CORAL PALM PLAZA JOINT VENTURE

                      REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  DECEMBER 31, 1995

   COLUMN          COLUMN        COLUMN            COLUMN              COLUMN            COLUMN     COLUMN     COLUMN     COLUMN
     A               B             C                D                   E                 F          G          H          I

                                                Cost Capitalized   Gross Amount at
                                 Initial Cost     Subsequent        Which Carried at
                                to Partnership   to Acquisition    Close of Period(1)
                                --------------  ----------------  --------------------
                                                                                             Accumu-                      Life
                                                                                              lated                     on which
                                                                                            Deprecia-                   Deprecia-
                                                                                              tion       Year           tion is
                                  Buildings                             Buildings         and Provision   of    Date    computed
                                    and                                   and              for Impair-   Con-    of     in latest
                   Encum-         Improve-   Improve- Carrying          Improve-   Total       ment     struc- Acqui-  statement of
Description       brances  Land    ments      ments    Costs     Land    ments      (2)        (3)       tion  sition   operations
-----------       --------  ------ ---------  -------- -------- ------  --------- ------- ------------- ------ ------- ------------
                                                      (Amounts in thousands)
Coral Palm Plaza
   Coral Springs,
    Florida       $     -   $5,009  $11,046     $512    $(427)  $4,876   $11,264  $16,140    $10,137     1985    1/87   30-39 Yrs.
===========       ========  ====== =========  ======== ======== ======  ========= ======= =============

                            See accompanying notes.



                                                           SCHEDULE III


                        CORAL PALM PLAZA JOINT VENTURE

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995

NOTES:


(1) The aggregate cost for Federal income tax purposes is $16,568,000.

(2) Balance, January 1, 1993                                $15,967,000
    Improvements capitalized subsequent to acquisition           72,000
                                                            -----------
    Balance, December 31, 1993                               16,039,000
    Improvements capitalized subsequent to acquisition           26,000
                                                            -----------
    Balance, December 31, 1994                               16,065,000
    Improvements capitalized subsequent to acquisition           75,000
                                                            -----------
    Balance, December 31, 1995                              $16,140,000
                                                            ===========

(3) Balance, January 1, 1993                                $ 4,736,000
    Additions charged to expense                                333,000
                                                             ----------
    Balance, December 31, 1993                                5,069,000
    Additions charged to expense                                351,000
    Provision for impairment of value                         4,500,000
                                                              ---------
    Balance, December 31, 1994                                9,920,000
    Additions charged to expense                                217,000
                                                             ----------
    Balance, December 31, 1995                              $10,137,000
                                                            ===========


To the Partners
Minneapolis Business Parks Joint Venture
Greenville, South Carolina



                         Independent Auditors' Report


We have audited the accompanying balance sheets of Minneapolis Business Parks Joint Venture (the "Partnership") as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the years then ended. Our audits also included the additional information supplied pursuant to Item 14(a)(2). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Minneapolis Business Parks Joint Venture as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                               Imowitz Koenig & Co., LLP

                                               Certified Public Accountants
New York, N.Y.
February 20, 1996


INDEPENDENT AUDITORS' REPORT


Minneapolis Business Parks Joint Venture:

We have audited the accompanying statements of operations, partners' equity and cash flows of Minneapolis Business Parks Joint Venture (the "Partnership") for the year ended December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of the Partnership for the year ended December 31, 1993 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP


San Francisco, California
March 18, 1994



                   MINNEAPOLIS BUSINESS PARKS JOINT VENTURE

                                BALANCE SHEETS

                                                         DECEMBER 31,
                                                ---------------------------
                                                    1995           1994
                                                ------------   ------------
ASSETS

Cash and cash equivalents                       $    159,000   $    648,000
Other assets                                         193,000        134,000

Real Estate:

   Real estate                                    20,467,000     20,214,000
   Accumulated depreciation                       (4,603,000)    (3,999,000)
                                                ------------   ------------


Real estate, net                                  15,864,000     16,215,000

Deferred leasing commissions, net                    243,000        214,000
                                                ------------   ------------

      Total assets                              $ 16,459,000   $ 17,211,000
                                                ============   ============


LIABILITIES AND PARTNERS' EQUITY

Accrued expenses and other liabilities          $    157,000   $    151,000
                                                ------------   ------------

      Total liabilities                              157,000        151,000
                                                ------------   ------------

Contingencies

Partners' equity:

   Century Pension Income Fund XXIII              11,033,000     11,548,000
   Century Pension Income Fund XXIV                5,269,000      5,512,000
                                                ------------   ------------

      Total partners' equity                      16,302,000     17,060,000
                                                ------------   ------------

      Total liabilities and partners' equity    $ 16,459,000   $ 17,211,000
                                                ============   ============

                      See notes to financial statements.


                   MINNEAPOLIS BUSINESS PARKS JOINT VENTURE


                           STATEMENTS OF OPERATIONS


                                        YEARS ENDED DECEMBER 31,
                                --------------------------------------

                                   1995          1994          1993
                                ----------    ----------    ----------

Revenues:
     Rental                     $2,833,000    $2,648,000    $2,361,000
     Interest and other income      48,000        18,000         8,000
                                ----------    ----------    ----------

     Total revenues              2,881,000     2,666,000     2,369,000
                                ----------    ----------    ----------

Expenses
     Operating                   1,521,000     1,402,000     1,470,000
     Depreciation                  604,000       613,000       592,000
     General and administrative      8,000        11,000        21,000
                                ----------    ----------    ----------

     Total expenses              2,133,000     2,026,000     2,083,000
                                ----------    ----------    ----------

Net income                      $  748,000    $  640,000    $  286,000
                                ==========    ==========    ==========


                      See notes to financial statements.



                   MINNEAPOLIS BUSINESS PARKS JOINT VENTURE


                        STATEMENTS OF PARTNERS' EQUITY

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                         Century        Century
                                         Pension        Pension
                                          Income        Income
                                        Fund XXIII     Fund XXIV      Total
                                       ------------   -----------  ------------

Balance - January 1, 1993              $ 11,223,000   $ 5,358,000  $ 16,581,000
    Net income                              194,000        92,000       286,000
    Cash distributions                     (304,000)     (143,000)     (447,000)
                                       ------------   -----------  ------------

Balance - December 31, 1993              11,113,000     5,307,000    16,420,000
    Net income                              435,000       205,000       640,000
                                       ------------   -----------  ------------
Balance - December 31, 1994              11,548,000     5,512,000    17,060,000
    Net income                              509,000       239,000       748,000
    Cash distributions                   (1,024,000)     (482,000)   (1,506,000)
                                       ------------   -----------  ------------
Balance - December 31, 1995            $ 11,033,000   $ 5,269,000  $ 16,302,000
                                       ============   ===========  ============


                      See notes to financial statements.


                   MINNEAPOLIS BUSINESS PARKS JOINT VENTURE

                           STATEMENTS OF CASH FLOWS

                                                   YEARS ENDED DECEMBER 31,
                                             ----------------------------------
                                                1995        1994        1993
                                             ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                   $  748,000  $  640,000  $  286,000
Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                683,000     685,000     681,000
   Deferred leasing commissions paid           (108,000)   (118,000)   (109,000)
   Changes in operating assets and liabilities:
     Other assets                               (59,000)   (103,000)     23,000
     Accrued expenses and other liabilities       6,000       8,000     (64,000)
                                             ----------  ----------  ----------

Net cash provided by operating activities     1,270,000   1,112,000     817,000
                                             ----------  ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate                       (253,000)   (560,000)   (309,000)
                                             ----------  ----------  ----------

Cash used in investing activities              (253,000)   (560,000)   (309,000)
                                             ----------  ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Joint venture partners' distributions paid   (1,506,000)         -     (447,000)
                                             ----------  ----------  ----------

Cash used in financing activities            (1,506,000)         -     (447,000)
                                             ----------  ----------  ----------

 (Decrease) Increase in
   Cash and Cash Equivalents                   (489,000)    552,000      61,000

Cash and Cash Equivalents
   at Beginning of Year                         648,000      96,000      35,000
                                             ----------  ----------  ----------

Cash and Cash Equivalents
   at End of Year                            $  159,000   $ 648,000   $  96,000
                                             ==========   =========   =========


                      See notes to financial statements.



                   MINNEAPOLIS BUSINESS PARKS JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Minneapolis Business Parks Joint Venture (the "Partnership") is a general partnership organized in 1987 under the laws of the state of California to acquire three business parks in Minnesota. The general partners are Century Pension Income Fund XXIII ("XXIII") and Century Pension Income Fund XXIV ("XXIV"), both are California limited partnerships which are affiliated through their general partners.

       Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

       Cash and Cash Equivalents

       The Partnership considers all highly liquid investments with an original maturity date of three months or less at the time of purchase to be cash equivalents.

       Concentration of Credit Risk

       The Partnership maintains cash balances at institutions insured up to $100,000 by the Federal Deposit Insurance Corporation. Balances in excess of $100,000 are usually invested in repurchase agreements, which are collateralized by United States Treasury obligations. Cash balances exceeded these insured levels during the year. At December 31, 1995, the Partnership had $116,000 invested in overnight repurchase agreements, secured by United States Treasury obligations, which are included in cash and cash equivalents.

       Real Estate

       Real estate is stated at cost. Acquisition fees are capitalized as a cost of real estate. In 1995, the Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of the SFAS had no effect on the Partnership's financial statements.


       Depreciation

       Depreciation is computed by the straight-line method over estimated useful lives ranging from 30 to 39 years for buildings and improvements.


                       MINNEAPOLIS BUSINESS PARKS JOINT VENTURE

                            NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Deferred Leasing Commissions

       Leasing commissions are deferred and amortized over the lives of the related leases, which range from one to eight years. At December 31, 1995 and 1994, accumulated amortization of deferred costs totaled $205,000 and $158,000, respectively.

       Net Income Allocation

       Net income is allocated based on the ratio of each partner's capital contribution to the joint venture.

       Income Taxes

       Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

2.     RELATED PARTY TRANSACTIONS

       During 1995, the Partnership paid an affiliate of the managing general partner of XXIII and XXIV, a $33,000 fee relating to successful real estate tax appeals on Alpha and Westpoint Business Center joint venture properties. These fees were allocated 68 percent to XXIII and 32 percent to XXIV, in accordance with the partnership agreement.

3.     REAL ESTATE

       Real estate, at December 31, 1995 and 1994, is summarized as follows:

                                              1995                1994
                                         -------------        ------------
       Land                              $   4,523,000        $  4,523,000
       Buildings and improvements           15,944,000          15,691,000
                                         -------------        ------------

       Total                                20,467,000          20,214,000

       Accumulated depreciation             (4,603,000)         (3,999,000)
                                         -------------        ------------

       Real estate, net                   $ 15,864,000        $ 16,215,000
                                         =============        ============



                   MINNEAPOLIS BUSINESS PARKS JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


4.     MINIMUM FUTURE RENTAL REVENUES

       Minimum future rental revenues from operating leases having non-cancelable lease terms in excess of one year at December 31, 1995, are as follows:

                    1996                       $ 2,350,000
                    1997                         1,869,000
                    1998                         1,565,000
                    1999                           997,000
                    2000                           659,000
                    Thereafter                   1,037,000
                                               -----------
                    Total                      $ 8,477,000
                                               ===========

       Amortization of deferred leasing commissions totaled $79,000, $72,000 and $89,000 for the years ended December 31, 1995, 1994 and 1993, respectively.



                                                             SCHEDULE III


                       MINNEAPOLIS BUSINESS PARKS JOINT VENTURE

                       REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  DECEMBER 31, 1995


     COLUMN            COLUMN        COLUMN          COLUMN              COLUMN            COLUMN     COLUMN     COLUMN     COLUMN
        A                B             C                D                   E                 F          G          H          I

                                                  Cost Capitalized    Gross Amount at
                                  Initial Cost      Subsequent        Which Carried at
                                 to Partnership   to Acquisition     Close of Period(1)
                                 --------------   ---------------- ----------------------
                                                                                                                           Life
                                                                                                                         on which
                                                                                                                         Deprecia-
                                                                                               Accumu-   Year             tion is
                                          Buildings                          Buildings          lated     of     Date    computed
                                           and                                 and             Deprecia-  Con-    of     in latest
                           Encum-         Improve-  Improve- Carrying        Improve-  Total    tion     struc- Acqui-  statement of
Description                brances  Land    ments    ments    Costs    Land    ments    (2)      (3)      tion  sition   operations
-----------                ------- ------ --------- -------- -------- ------ --------- ------- --------- ------ ------- ------------
                                                          (Amounts in thousands)
Alpha Business Center
   Bloomington,
   Minnesota               $   -   $3,199  $ 6,735   $1,034  $  (611) $3,002  $ 7,355  $10,357  $2,156   1979    5/87    30-39 Yrs.

Plymouth Service Center
   Plymouth, Minnesota         -      475    2,306      276     (326)    419    2,312    2,731     634   1979    5/87    30-39 Yrs.

Westpoint Business Center
   Plymouth, Minnesota         -    1,166    5,987      622     (396)  1,102    6,277    7,379   1,813   1979    5/87    30-39 Yrs.
-----------                ------- ------ --------- -------- -------  ------  -------  -------  ------
TOTAL                      $   -   $4,840  $15,028   $1,932  $(1,333) $4,523  $15,944  $20,467  $4,603
                           ======= ====== ========= ======== =======  ======  =======  =======  ======

                              See accompanying notes.



                                                           SCHEDULE III


                   MINNEAPOLIS BUSINESS PARKS JOINT VENTURE

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995


NOTES:

(1) The aggregate cost for Federal income tax purposes is $21,800,000.

(2) Balance, January 1, 1993                                $19,345,000
    Improvements capitalized subsequent to acquisition          309,000
                                                            -----------
    Balance, December 31, 1993                               19,654,000
    Improvements capitalized subsequent to acquisition          560,000
                                                            -----------
    Balance, December 31, 1994                               20,214,000
    Improvements capitalized subsequent to acquisition          253,000
                                                            -----------
    Balance, December 31, 1995                              $20,467,000
                                                            ===========

(3) Balance, January 1, 1993                                 $2,794,000
    Additions charged to expense                                592,000
                                                             ----------
    Balance, December 31, 1993                                3,386,000
    Additions charged to expense                                613,000
                                                             ----------
    Balance, December 31, 1994                                3,999,000
    Additions charged to expense                                604,000
                                                             ----------
    Balance, December 31, 1995                               $4,602,000
                                                             ==========


Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosures.

     Effective April 22, 1994, the Registrant dismissed its prior Independent Auditors, Deloitte & Touche, LLP ("Deloitte") and retained as its new Independent Auditors, Imowitz Koenig & Company, LLP.
Deloitte's Independent Auditors' Report on the Registrant's financial statements for the calendar year ended December 31, 1993 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the Managing General Partner's Directors. During the calendar year ended 1993 and through April 22, 1994, there were no disagreements between the Registrant and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Deloitte, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

     Effective April 22, 1994, the Registrant engaged Imowitz Koenig & Company, LLP as its Independent Auditors. The Registrant did not consult
Imowitz Koenig & Company, LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K prior to April 22, 1994.



                                  PART III

Item 10. Directors and Executive Officers of the Registrant.

     Neither the Registrant nor Fox Partners VI ("Fox"), the general partner of the Registrant, has any officers or directors. Fox Capital Management Corporation (the "Managing General Partner"), the managing general partner of Fox, manages and controls substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. NPI Equity Investments II, Inc., which controls the Managing General Partner, is a wholly-owned affiliate of National Property Investors, Inc., which in turn is owned by an affiliate of Insignia (See "Item 1, Business - Change in Control"). Insignia is a full service real estate service organization performing property management, commercial and retail leasing, investor services, partnership administration, mortgage banking, and real estate investment banking services for various entities. Insignia commenced operations in December 1990 and is the largest manager of multifamily residential properties in the United States and is a significant manager of commercial property. It currently provides property and/or asset management services for over 2,000 properties. Insignia's properties consist of approximately 300,000 units of multifamily residential housing and approximately 64 million square feet of commercial space.

     As of March 1, 1996, the names and positions held by the officers and directors of the Managing General Partner are as follows:


                                                           Has served as a
                                                           Director and/or
                                                           Officer of the Managing
Name                         Positions Held                General Partner since
----                         --------------                -----------------------
William H. Jarrard, Jr.      President and Director        January 1996

Ronald Uretta                Vice President and            January 1996
                                Treasurer

John K. Lines, Esquire       Vice President,               January 1996
                                Secretary and Director

Thomas R. Shuler             Director                      January 1996

Kelley M. Buechler           Assistant Secretary           January 1996

     William H. Jarrard. Jr., age 49, has been President and a Director of the Managing General Partner since January 1996. Mr. Jarrard has been a Managing Director - Partnership Administration of Insignia since January 1991.


     Ronald Uretta, age 40, has been Insignia's Chief Financial Officer and Treasurer since January 1992. Since September 1990, Mr. Uretta has also served as the Chief Financial Officer and Controller of Metropolitan Asset Group.

     John K. Lines, Esquire, age 36, has been a Director and Vice President and Secretary of the Managing General Partner since January 1996,
Insignia's General Counsel since June 1994, and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May 1993,
Mr. Lines was a Senior Attorney with Banc One Corporation, Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was an attorney with Squire Sanders & Dempsey, Columbus, Ohio.

     Thomas R. Shuler, age 50, has been Managing Director - Residential Property Management of Insignia since March 1991 and Executive Managing Director of Insignia and President of Insignia Management Services since July 1994.

     Kelley M. Buechler, age 38, has been the Assistant Secretary of the Managing General Partner since January 1996 and Assistant Secretary of Insignia since 1991.

     No family relationships exist among any of the officers or directors of the Managing General Partner.

     Each director and officer of the Managing General Partner will hold office until the next annual meeting of stockholders of the Managing General Partner and until his successor is elected and qualified.

Item 11. Executive Compensation.

     The Registrant is not required to and did not pay any compensation to the officers or directors of the Managing General Partner. The Managing General Partner does not presently pay any compensation to any of its officers or directors. (See "Item 13, Certain Relationships and Related Transactions.")

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

     There is no person known to the Registrant who owns beneficially or of record more than five percent of the voting securities of the Registrant.

     The Registrant is a limited partnership and has no officers or directors. The Managing General Partner, as managing general partner of Fox, has discretionary control over most of the decisions made by or for the Registrant in accordance with the terms of the Partnership Agreement. The directors and officers of the Managing General Partner and its affiliates, as a group do not own any of the Registrant's voting securities.

     There are no arrangements known to the Registrant, the operation of which may, at a subsequent date, result in a change in control of the

Registrant.

Item 13. Certain Relationships and Related Transactions.

     In accordance with the Registrant's partnership agreement, the Registrant may be charged by the general partner and affiliates for services provided to the Registrant. On January 1, 1993, Metric Management, Inc. ("MMI"), a company which is not affiliated with the general partner, commenced providing certain property and portfolio management services to the Registrant under a new services agreement. As provided in the new services agreement effective January 1, 1993, no reimbursements were made to the general partner and affiliates after December 31, 1992. Subsequent to December 31, 1992, reimbursements were made to MMI. On December 16,
1993, the services agreement with MMI was modified and, as a result thereof, NPI Equity II began directly providing cash management and other partnership services on various dates commencing December 23, 1993. In accordance with the partnership agreement, the general partner is entitled to receive a partnership management fee in an amount equal to 10 percent of cash available for distribution. Related party expenses for the years ended December 31, 1995, 1994 and 1993 were as follows:

                                     1995       1994        1993
                                  ---------  ---------   ---------
  Partnership management fees     $ 123,000  $ 123,000   $ 154,000
  Real estate tax reduction fees     16,000     10,000           -
  Reimbursement of expenses:
    Partnership accounting and
     investor services               97,000     88,000           -
                                  ---------  ---------   ---------
  Total                           $ 236,000  $ 221,000   $ 154,000
                                  =========  =========   =========

     Property management fees and real estate tax reduction fees are included in operating expenses. Partnership management fees and reimbursed expenses are primarily included in general and administrative expenses.

     In accordance with the Registrant's partnership agreement, the general partner was allocated its one percent continuing interest in the Registrant's net loss and taxable loss and cash distributions. Net income and taxable income has been allocated to the general partner in an amount equal to the amount of cash distributions received by the general partner.


                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.

(a)(1)(2)  Financial Statements and Financial Statement Schedules:

           See "Item 8" of this Form 10-K for Financial Statements of the Registrant, Notes thereto, and Financial Statement Schedules. (A Table of Contents to Financial Statements and Financial Statement Schedules is included in "Item 8" and incorporated herein by reference.)

(a)(3)      Exhibits:

            2. NPI, Inc. Stock Purchase Agreement, dated as of August 17, 1995, incorporated by reference to the Registrant's Current Report on Form 8-K dated August 17, 1995.

          3 4. Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of the Registrant dated
                   June 9, 1986 and thereafter supplemented included in the Registrant's Registration Statement on Form S-11
                   (Reg. No. 33-1261)

          16. Letter dated April 27, 1994 from the Registrant's Former Independent Auditors incorporated by reference to the Registrant's Current Report on Form 8-K dated
                   April 22, 1994.

(b)         Reports on Form 8-K:

                      None


                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of March, 1996.


                          CENTURY PENSION INCOME FUND XXIV

                          By:  Fox Partners VI
                               Its General Partner

                               By:  Fox Capital Management Corporation
                                    Its Managing General Partner


                                    By:  William H. Jarrard, Jr.
                                         -----------------------
                                         William H. Jarrard, Jr.
                                         President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ William H. Jarrard, Jr.  President and           March 28, 1996
---------------------------
William H. Jarrard, Jr.       Director

/s/ Ronald Uretta            Principal Financial     March 28, 1996
-----------------
Ronald Uretta                 Officer and Principal
                              Accounting Officer

/s/ John K. Lines            Director                March 28, 1996
-----------------
John K. Lines




                                Exhibit Index

Exhibit                                                           Page

2.   NPI, Inc. Stock Purchase Agreement, dated as of              (1)
     August 17, 1995,

3.4  Agreement of Limited Partnership                             (2)

16   Letter dated April 27, 1994 from the Registrant's Former     (3)
     Independent Auditors

___________________

(1) Incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K dated August 17, 1995.

(2) Incorporated by reference to Exhibit A to the Prospectus of the Registrant dated June 9, 1986 and thereafter supplemented included in the Registrant's Registration on Form S-11 (Reg No. 33-1261).

(3) Incorporated by reference to the Registrant's Current Report on Form 8-K dated April 22, 1994.