Form 10QSB
period 1996-03-31
CENTURY PENSION INCOME FUND XXIV
filed 1996-05-15
CIK 780590

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               (As last amended in Rel. No. 312905, eff. 4/26/93.)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from.........to.........
            (Amended by Exchange Act Rel. No. 312905, eff. 4/26/93.)

                         Commission file number 0-15710


                        CENTURY PENSION INCOME FUND XXIV
             (Exact name of registrant as specified in its charter)



          California                                           94-2984976
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

   One Insignia Financial Plaza
   Greenville, South Carolina                                     29602
(Address of principal executive offices)                        (Zip Code)


                                 (864) 239-1000
                         (Registrant's telephone number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X  .  No      .


                       PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

a)                      CENTURY PENSION INCOME FUND XXIV

                                  BALANCE SHEETS
                        (in thousands, except unit data)


                                                     March 31,      December 31,
                                                       1996             1995
                                                    (Unaudited)        (Note)
 Assets
      Cash and cash equivalents                       $  2,071         $  2,190
      Deferred leasing commissions, net                    139              134
      Receivables and other assets                         356              206
      Investments in unconsolidated joint ventures       7,485            7,383
      Investment properties:
            Real estate                                 17,737           17,737
            Accumulated depreciation                    (3,344)          (3,226)
                                                        14,393           14,511

                                                      $ 24,444         $ 24,424

 Liabilities and Partners' Capital
 Liabilities
      Accrued expenses and other liabilities          $    124         $    106

 Partners' Capital
   General partner                                          --               --
   Limited partners (73,341 units issued and
     outstanding at March 31, 1996, and
     December 31, 1995)                                 24,320           24,318
        Total partners' capital                         24,320           24,318

                                                      $ 24,444         $ 24,424


       Note: The balance sheet at December 31, 1995, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                 See Accompanying Notes to Financial Statements

b)                      CENTURY PENSION INCOME FUND XXIV

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                            Three Months Ended
                                                                 March 31,
                                                            1996            1995
 Revenues:
    Rental income                                         $   579         $   490
    Other income                                               28              18
    Equity in income of unconsolidated
       joint ventures                                          64              96
          Total revenues                                      671             604

 Expenses:
    Operating                                                 109             109
    General and administrative                                164             123
    Depreciation                                              118             110
          Total expenses                                      391             342

 Net income                                               $   280         $   262

 Net income allocated to general partner                  $     3         $     3
 Net income allocated to limited partners                     277             259

                                                          $   280         $   262

 Net income per limited partnership unit                  $  3.78         $  3.53

 Cash distributions per limited
    partnership unit                                      $  3.75         $  3.75

                 See Accompanying Notes to Financial Statements


c)                      CENTURY PENSION INCOME FUND XXIV

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)


                                  Limited
                                Partnership     General        Limited
                                   Units        Partners'      Partners'       Total
Original capital contributions      73,341       $    --      $  36,671      $  36,671

Partners' capital
  at December 31, 1995              73,341       $    --      $  24,318      $  24,318

Net income for the three
  months ended March 31, 1996           --             3            277            280

Distributions to partners               --            (3)          (275)          (278)

Partners' capital
  at March 31, 1996                 73,341       $    --      $  24,320      $  24,320

                 See Accompanying Notes to Financial Statements

d)                      CENTURY PENSION INCOME FUND XXIV

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                  Three Months Ended
                                                                       March 31,
                                                                  1996         1995
 Cash flows from operating activities:
   Net income                                                   $   280       $  262
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                                 118          110
       Amortization of lease commissions                              9            9
       Equity in income of unconsolidated joint
          ventures' operations                                      (64)         (96)
       Change in accounts:
          Deferred leasing commissions paid                         (14)         (20)
          Receivables and other assets                             (150)         (72)
          Accrued expenses and other liabilities                     18          (56)

            Net cash provided by operating activities               197          137

 Cash flows from investing activities:
    Property improvements and replacements                           --          (95)
    Contributions to unconsolidated joint venture                   (38)          --

            Net cash used in investing activities                   (38)         (95)

 Cash flows from financing activities:
    Distributions to partners                                      (278)        (278)

            Net cash used in financing activities                  (278)        (278)

 Decrease in cash and cash equivalents                             (119)        (236)

 Cash and cash equivalents at beginning of period                 2,190        2,038

 Cash and cash equivalents at end of period                     $ 2,071      $ 1,802

                 See Accompanying Notes to Financial Statements


e)                      CENTURY PENSION INCOME FUND XXIV

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on NPI Equity Investments II, Inc. ("NPI Equity" or the "Managing General Partner") and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of Insignia Financial Group, Inc. ("Insignia"), National Property Investors, Inc. ("NPI"), and affiliates of NPI were charged to expense in 1996 and 1995:


                                                        For the Three Months Ended
                                                                  March 31,
                                                             1996           1995
                                                               (in thousands)
Partnership management fee (included in general
   and administrative expenses)                               $ 31           $ 31

Reimbursement for services of affiliates (included
   in general and administrative expenses)                      54             26

Services relating to successful real estate tax
   appeals (included in operating expenses)                     --              5

General partner share in Partnership's
   cash distributions                                            3              3

For the period from January 19, 1996, to March 31, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

The general partner of the Partnership is Fox Partners VI, a California general partnership, whose general partners are Fox Capital Management Corporation ("FCMC"), a California corporation and Fox Realty Investors ("FRI"), a California general partnership.

On December 6, 1993, the shareholders of FCMC entered into a Voting Trust Agreement with NPI Equity pursuant to which NPI Equity was granted the right to vote 100 percent of the outstanding stock of FCMC and NPI Equity became the managing general partner of FRI. As a result, NPI Equity became responsible for the operation and management of the business and affairs of the Partnership and the other investment partnerships originally sponsored by FCMC and/or FRI. NPI Equity is a wholly-owned subsidiary of NPI. The shareholders of FCMC and the partners in FRI retain indirect economic interests in the Partnership and such other investment limited partnerships, but have ceased to be responsible for the operation and management of the partnership and such other partnerships.

On August 17, 1995, the stockholders of NPI entered into an agreement to sell to IFGP Corporation, a Delaware corporation, an affiliate of Insignia, a Delaware corporation, all of the issued and outstanding common stock of NPI for an aggregate purchase price of $1,000,000. The closing of the transactions contemplated by the above mentioned agreement (the "Closing") occurred on January 19, 1996.

Upon the Closing, the officers and directors of NPI and the Managing General Partner resigned and IFGP Corporation caused new officers and directors of each of those entities to be elected.


Note C - Investments In Unconsolidated Joint Ventures

The Partnership has investments in two unconsolidated joint ventures as follows:

Coral Palm Plaza Joint Venture

On January 21, 1987, the Partnership acquired a 33.33% ownership interest in Coral Palm Plaza Joint Venture ("Coral Palm"), a joint venture with Century Pension Income Fund XXIII, a California Limited Partnership ("CPIF XXIII") and an affiliate of FCMC and FRI. Also, on January 23, 1987, Coral Palm Plaza Joint Venture acquired the Coral Palm Plaza, a shopping center located in Coral Springs, Florida. The partnership's interest in the Coral Palm Plaza Joint Venture is reported using the equity method of accounting.


Minneapolis Business Parks Joint Venture

On April 30, 1987, the partnership acquired a 32% ownership interest in Minneapolis Business Parks Joint Venture, a joint venture with CPIF XXIII. On May 5, 1987, Minneapolis Business Parks Joint Venture acquired Alpha Business Center located in Bloomington, Minnesota, Plymouth Service Center located in Plymouth, Minnesota, and Westpoint Business Center located in Plymouth, Minnesota. The Partnership's interest in the Minneapolis Business Parks Joint Venture is reported using the equity method of accounting.

The following are the balance sheets as of March 31, 1996, and December 31, 1995, and condensed statements of operations for the three months ended March 31, 1996 and 1995, of Coral Palm Plaza Joint Venture.

                         CORAL PALM PLAZA JOINT VENTURE

                                 BALANCE SHEETS
                                 (in thousands)

                                                     March 31,      December 31,
                                                       1996             1995
                                                    (Unaudited)        (Note)
 Assets
    Cash and cash equivalents                         $    393         $    263
    Deferred leasing commissions, net                      153              154
    Receivables and other assets, net of
     allowance of $116 and $0, respectively                 18              270
    Investment properties:
       Real estate                                       9,352            9,049
       Less accumulated depreciation                    (3,105)          (3,046)
                                                         6,247            6,003

                                                      $  6,811         $  6,690
 Liabilities and Partners' Capital
 Liabilities
    Accrued expenses and other liabilities            $    409         $    345

 Partners' Capital:
    Century Pension Income Fund XXIII                    4,268            4,231
    Century Pension Income Fund XXIV                     2,134            2,114
     Total partners' capital                             6,402            6,345

                                                      $  6,811         $  6,690


   Note: The balance sheet at December 31, 1995, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



                         CORAL PALM PLAZA JOINT VENTURE

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (in thousands)


                                                            Three Months Ended
                                                                 March 31,
                                                            1996            1995
 Revenues                                                 $   279         $   273
 Expenses:
    Bad debt expense                                          116              --
    Other expenses                                            217             182
     Total expenses                                           333             182

 Net (loss) income                                        $   (54)        $    91

 Allocation of net (loss) income:
    Century Pension Income Fund XXIII                     $   (36)        $    61
    Century Pension Income Fund XXIV                          (18)             30

                                                          $   (54)        $    91


The following are the balance sheets as of March 31, 1996, and December 31, 1995, and condensed statements of operations for the three months ended March 31, 1996 and 1995, of Minneapolis Business Parks Joint Venture.


                    MINNEAPOLIS BUSINESS PARKS JOINT VENTURE

                                 BALANCE SHEETS
                                 (in thousands)

                                                     March 31,      December 31,
                                                       1996             1995
                                                    (Unaudited)        (Note)
 Assets
    Cash and cash equivalents                         $    559         $    159
    Deferred leasing commissions, net                      233              243
    Receivables and other assets                           398              193
    Investment properties:
     Real estate                                        20,475           20,467
     Less accumulated depreciation                      (4,750)          (4,603)
                                                        15,725           15,864

                                                      $ 16,915         $ 16,459

 Liabilities and Partners' Capital
 Liabilities
    Accrued expenses and other liabilities            $    356         $    157

 Partners' Capital:
    Century Pension Income Fund XXIII                   11,208           11,033
    Century Pension Income Fund XXIV                     5,351            5,269
     Total partners' capital                            16,559           16,302

                                                      $ 16,915         $ 16,459


   Note: The balance sheet at December 31, 1995, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                    MINNEAPOLIS BUSINESS PARKS JOINT VENTURE

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (in thousands)


                                                           Three Months Ended
                                                                 March 31,
                                                            1996            1995
 Rental and other revenues                                $   766         $   715

 Expenses                                                     509             510

 Net income                                               $   257         $   205

 Allocation of net income:
    Century Pension Income Fund XXIII                     $   175         $   139
    Century Pension Income Fund XXIV                           82              66

                                                          $   257         $   205


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of three wholly-owned shopping centers, as well as three business parks and one shopping center owned by two unconsolidated joint ventures between the Partnership and an affiliated partnership. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1996 and 1995:

                                                        Average
                                                       Occupancy
 Property                                           1996       1995

 Butler Square Center
    Mauldin, South Carolina                          97%         89%

 Kenilworth Commons Shopping Center
    Charlotte, North Carolina                       100%        100%

 Plantation Pointe Shopping Center
    Smyrna, Georgia                                  98%         97%

 Coral Palm Plaza (1)
    Coral Springs, Florida                           76%         68%

 Alpha Business Center (2)
    Bloomington, Minnesota                           93%         95%

 Plymouth Service Center (2)
    Plymouth, Minnesota                             100%        100%

 Westpoint Business Center (2)
    Plymouth, Minnesota                              96%         91%

   (1) Property is owned by Coral Palm Plaza Joint Venture, which is a joint venture between the Partnership, which has a 33 1/3% interest, and an affiliated partnership.
   (2) Property is owned by Minneapolis Business Parks Joint Venture, which is a joint venture between the Partnership, which has a 32% interest, and an affiliated partnership.

The Managing General Partner attributes the increased occupancy at Butler Square Shopping Center to the growing local economy, which has been strongly influenced by the introduction of two major employers into the market. In May 1995, a grocery store renewed its lease at Butler Square, expanding its existing space by 6,500 square feet. In addition, Coral Palm Plaza's occupancy increased due to the leasing in 1995 of all of the space that became available when one tenant representing 23% of the building's space negotiated a lease buy-out in November 1994. Partially offsetting this increase in occupancy at Coral Palm Plaza was the October 1995 lease buy-out and termination agreement with another former tenant. The $300,000 termination payment has been deferred and is being amortized into income on a straight-line basis over the remainder of the former tenant's lease until the related unoccupied space is leased again. Finally, Westpoint Business Center's occupancy increased due to a strong local market and the successful execution of new leases representing approximately 12% of the business park's space since March 31, 1995.

The Partnership's net income for the three months ended March 31, 1996, was approximately $280,000 versus $262,000 for the same period of 1995. The increase in income is primarily attributable to an increase in rental income due to an increase in occupancy at Butler Square, where a significant tenant's lease terms were renegotiated to expand the tenant's existing space by 6,500 square feet as discussed above. In addition, other income increased as a result of an increase in interest income. This increase was primarily due to the Partnership's cash reserves being invested in accounts which produced a higher rate of return. Partially offsetting these increases to income was an increase in general and administrative expenses due to an increase in expense reimbursements related to the operation of two partnership administration offices during the first quarter of 1996 and the relocation of the partnership administration offices during the same period.

Partially offsetting the increase in net income was the decrease in equity in income of the unconsolidated joint ventures of approximately $32,000. This decrease is primarily due to the Partnership's share of bad debt expense of $116,000 at Coral Palm Plaza. An allowance for uncollectible rents was established in the first quarter of 1996 relating to two tenants with long-term delinquencies which management believes will not be collected. Partially offsetting this decrease was an increase in net income for Minneapolis Business Parks Joint Venture which is due partially to increased occupancy at Westpoint Business Center. Also contributing was an increase in interest earnings as a result of higher cash reserves during the three months ended March 31, 1996.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

At March 31, 1996, the Partnership had unrestricted cash of approximately $2,071,000 as compared to $1,802,000 at March 31, 1995. Net cash provided by operating activities increased primarily due to the increase in rental income as discussed above. The increases (decreases) in certain assets and liabilities are the result of the timing and receipt and payment of various operating activities. The increase in receivables and other assets is primarily attributable to the increase in common area maintenance receivables due to the timing of billings. Net cash used in investing activities decreased due to 1995 tenant improvements at Butler Square Center. Partially offsetting this decrease was a contribution by the Partnership to the Coral Palm Plaza Joint Venture in 1996. The contribution was necessary to help fund tenant improvements at Coral Palm. Net cash used in financing activities remained the same, representing distributions of $278,000 to the partners for both three month periods ending March 31, 1996, and March 31, 1995.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the partnership. The Partnership distributed $1,111,000 to the partners (including $11,000 to the general partner) during 1995 and $278,000 to the partners (including $3,000 to the general partner) in the first quarter of 1996. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves, however, quarterly distributions are expected to continue throughout 1996. The level of such distributions will be contingent upon successful future operations.

                        PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        a)     Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

        b)     Reports on Form 8-K:

               A Form 8-K dated January 19, 1996, was filed reporting the change in control of the Registrant.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CENTURY PENSION INCOME FUND XXIV,


                                 By:   FOX PARTNERS VI
                                       Its General Partner


                                 By:   FOX CAPITAL MANAGEMENT CORPORATION,
                                       Its Managing General Partner


                                 By:   /s/William H. Jarrard, Jr.
                                       William H. Jarrard, Jr.
                                       President and Director


                                 By:   /s/Ronald Uretta
                                       Ronald Uretta
                                       Principal Financial Officer
                                       and Principal Accounting Officer


                                 Date: May 15, 1996