Form 10-Q
period 1996-06-30
CENTURY PENSION INCOME FUND XXIV
filed 1996-08-14
CIK 780590

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


                  For the quarterly period ended June 30, 1996

                                       or

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



                       PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)                      CENTURY PENSION INCOME FUND XXIV

                                  BALANCE SHEETS
                        (in thousands, except unit data)


                                                     June 30,       December 31,
                                                       1996             1995
                                                    (Unaudited)        (Note)
 Assets
      Cash and cash equivalents                    $     1,959         $  2,190
      Deferred leasing commissions, net                    147              134
      Receivables and other assets                         388              206
      Investments in unconsolidated joint                7,577            7,383
      Investment properties:
            Real estate                                 17,771           17,737
            Accumulated depreciation                    (3,464)          (3,226)
                                                        14,307           14,511

                                                    $   24,378         $ 24,424


 Liabilities and Partners' Capital
 Liabilities
      Accrued expenses and other liabilities        $      139         $    106


 Partners' Capital
   General partner's                                        --               --
   Limited partners' (73,341 units issued and
     outstanding at June 30, 1996, and
     December 31, 1995)                                 24,239           24,318
        Total partners' capital                         24,239           24,318

                                                    $   24,378         $ 24,424

       Note: The balance sheet at December 31, 1995, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 See Accompanying Notes to Financial Statements

b)                      CENTURY PENSION INCOME FUND XXIV

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                     Three Months Ended             Six Months Ended
                                         June 30,                      June 30,
                                     1996           1995           1996          1995
 Revenues:
   Rental income                  $     493      $     479       $   1,072     $      969
   Other income                          25             31              53             49
   Equity in income of
     unconsolidated joint
     ventures                            92            237             156            333
          Total revenues                610            747           1,281          1,351
 Expenses:
   Operating                            138            132             247            241
   General and administrative           155            133             319            256
   Depreciation                         120            109             238            219
          Total expenses                413            374             804            716

 Net income                       $     197      $     373      $      477     $      635

 Net income allocated to
   general partner                $       3      $       3      $        6     $        6

 Net income allocated to
   limited partners                     194            370             471            629
                                  $     197      $     373      $      477     $      635
 Net income per limited
   partnership unit               $    2.64      $    5.04      $     6.42     $     8.58

 Cash distributions per
   limited partnership unit       $    3.75      $    3.75      $     7.50     $     7.50

                 See Accompanying Notes to Financial Statements


c)                      CENTURY PENSION INCOME FUND XXIV

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)


                                  Limited
                                Partnership     General        Limited
                                   Units        Partner's      Partners'       Total
Original capital contributions      73,341       $    --      $  36,671      $  36,671

Partners' capital
  at December 31, 1995              73,341       $    --      $  24,318      $  24,318

Net income for the six
  months ended June 30, 1996            --             6            471            477

Distributions to partners               --            (6)          (550)          (556)

Partners' capital
  at June 30, 1996                  73,341       $    --      $  24,239      $  24,239

                 See Accompanying Notes to Financial Statements


d)                      CENTURY PENSION INCOME FUND XXIV

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                  Six Months Ended
                                                                       June 30,
                                                                  1996         1995
 Cash flows from operating activities:
   Net income                                                   $   477       $  635
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                                 238          219
       Amortization of lease commissions                             21           18
       Equity in income of unconsolidated joint
          ventures' operations                                     (156)        (333)
       Change in accounts:
          Deferred leasing commissions paid                         (34)         (66)
          Receivables and other assets                             (182)         (25)
          Accrued expenses and other liabilities                     33          (21)

            Net cash provided by operating activities               397          427

 Cash flows from investing activities:
    Property improvements and replacements                          (34)        (385)
    (Contributions to) distributions received from
       unconsolidated joint venture                                 (38)         574

            Net cash (used in) provided by investing
                activities                                          (72)         189

 Cash flows from financing activities:
    Distributions to partners                                      (556)        (556)

            Net cash used in financing activities                  (556)        (556)

 (Decrease) increase in cash and cash equivalents                  (231)          60

 Cash and cash equivalents at beginning of period                 2,190        2,038

 Cash and cash equivalents at end of period                     $ 1,959      $ 2,098

                 See Accompanying Notes to Financial Statements

e)                      CENTURY PENSION INCOME FUND XXIV

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of Insignia Financial Group, Inc. ("Insignia"), National Property Investors, Inc. ("NPI"), and affiliates of NPI were charged to expense in 1996 and 1995:


                                                          For the Six Months Ended
                                                                   June 30,
                                                             1996           1995
Partnership management fee (included in general
   and administrative expenses)                            $ 62,000      $  62,000

Reimbursement for services of affiliates (included
   in general and administrative expenses)                  101,000         48,000


For the period from January 19, 1996, to June 30, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

For the period ended June 30, 1995, an affiliate of NPI was paid a fee of $16,000 ($5,000 allocated to the Partnership) relating to the successful real estate tax appeal on the Partnership's Coral Palm Plaza and Minneapolis Business Park joint venture properties. This fee is included in operating expenses.

The general partner received cash distributions of $6,000 during the six months ended June 30, 1996 and 1995.

Fox Partners VI, a California general partnership, is the general partner. The general partners of Fox Partners VI are FCMC, a California corporation, and Fox Realty Investors ("FRI"), a California general partnership.

Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia acquired (i) control of NPI Equity Investments II, Inc., the managing general partner of FRI, and (ii) all of the issued and outstanding shares of stock of FCMC. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity Investments II, Inc. and FCMC.

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

The following are the balance sheets as of June 30, 1996, and December 31, 1995, and condensed statements of operations for the three and six months ended June 30, 1996 and 1995, of Coral Palm Plaza Joint Venture.

                         CORAL PALM PLAZA JOINT VENTURE

                                 BALANCE SHEETS
                                 (in thousands)

                                                     June 30,       December 31,
                                                       1996             1995
                                                    (Unaudited)        (Note)
 Assets
    Cash and cash equivalents                        $     335         $    263
    Deferred leasing commissions, net                      150              154
    Receivables and other assets, net of
     allowance of $116 and $0, respectively                110              270
    Investment properties:
       Real estate                                       9,471            9,049
       Less accumulated depreciation                    (3,130)          (3,046)
                                                         6,341            6,003

                                                     $   6,936         $  6,690
 Liabilities and Partners' Capital
 Liabilities
    Accrued expenses and other liabilities           $     450         $    345

 Partners' Capital:
    Century Pension Income Fund XXIII                    4,324            4,231
    Century Pension Income Fund XXIV                     2,162            2,114
     Total partners' capital                             6,486            6,345

                                                     $   6,936         $  6,690


   Note: The balance sheet at December 31, 1995, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Note C - Investments In Unconsolidated Joint Ventures - continued


                         CORAL PALM PLAZA JOINT VENTURE

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (in thousands)


                                        Three Months Ended          Six Months Ended
                                             June 30,                   June 30,
                                        1996          1995          1996        1995
 Revenues                             $   255      $     673     $    534      $    946
 Expenses:
   Bad debt expense                        --             --          116            --
   Other expenses                         171            176          388           358
      Total expenses                      171            176          504      $    358

 Net income                          $     84      $     497     $     30      $    588

 Allocation of net income:
   Century Pension
    Income Fund XXIII                $     56       $    331     $     20      $    392
   Century Pension
    Income Fund XXIV                       28            166           10           196
                                     $     84       $    497     $     30      $    588


The following are the balance sheets as of June 30, 1996, and December 31, 1995, and condensed statements of operations for the three and six months ended June 30, 1996 and 1995, of Minneapolis Business Parks Joint Venture.


                    MINNEAPOLIS BUSINESS PARKS JOINT VENTURE

                                 BALANCE SHEETS
                                 (in thousands)


                                                     June 30,       December 31,
                                                       1996             1995
                                                    (Unaudited)        (Note)
 Assets
  Cash and cash equivalents                         $      941         $    159
  Deferred leasing commissions, net                        228              243
  Receivables and other assets                             181              193
  Investment properties:
    Real estate                                         20,474           20,467
    Less accumulated depreciation                       (4,897)          (4,603)
                                                        15,577           15,864

                                                    $   16,927         $ 16,459

 Liabilities and Partners' Capital
 Liabilities
  Accrued expenses and other liabilities            $      168         $    157

 Partners' Capital:
  Century Pension Income Fund XXIII                     11,344           11,033
  Century Pension Income Fund XXIV                       5,415            5,269
    Total partners' capital                             16,759           16,302

                                                    $   16,927         $ 16,459

 Note: The balance sheet at December 31, 1995, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


Note C - Investments In Unconsolidated Joint Ventures - continued

                    MINNEAPOLIS BUSINESS PARKS JOINT VENTURE

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (in thousands)


                                     Three Months Ended             Six Months Ended
                                         June 30,                      June 30,
                                    1996           1995           1996          1995
 Rental and other revenues        $    751       $     720     $   1,517     $    1,435

 Expenses                              551             497         1,060          1,007

 Net income                       $    200       $     223     $     457     $      428

 Allocation of net income:
  Century Pension
    Income Fund XXIII             $    136        $    152     $     311     $      291
  Century Pension
    Income Fund XXIV                    64              71           146            137
                                  $    200        $    223     $     457     $      428


Note D - Distributions to Partners

The Partnership distributed $556,000 in cash during the six month periods ended June 30, 1996 and 1995 ($550,000 to limited partners and $6,000 to the general partner).


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of three wholly-owned shopping centers, as well as three business parks and one shopping center owned by two unconsolidated joint ventures between the Partnership and an affiliated partnership. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1996 and 1995:


                                                           Average
                                                          Occupancy
 Property                                             1996        1995

Butler Square Center
  Mauldin, South Carolina                             98%          93%

 Kenilworth Commons Shopping Center
  Charlotte, North Carolina                           100%        100%

 Plantation Pointe Shopping Center
  Smyrna, Georgia                                     98%          98%

 Coral Palm Plaza (1)
  Coral Springs, Florida                              74%          67%

 Alpha Business Center (2)
  Bloomington, Minnesota                              92%          95%

 Plymouth Service Center (2)
  Plymouth, Minnesota                                 100%        100%

 Westpoint Business Center (2)
  Plymouth, Minnesota                                 96%          91%


(1) Property is owned by Coral Palm Plaza Joint Venture, which is a joint venture between the Partnership, which has a 33 1/3% interest, and an affiliated partnership.
(2) Property is owned by Minneapolis Business Parks Joint Venture, which is a joint venture between the Partnership, which has a 32% interest, and an affiliated partnership.

The Managing General Partner attributes the increased occupancy at Butler Square Shopping Center to the growing local economy which has been strongly influenced by the introduction of two major employers into the market. In addition, Coral Palm Plaza's occupancy increased due to the leasing in 1995 of all of the space that became available when one tenant representing 23% of the building's space negotiated a lease buy-out in 1994. Partially offsetting this increase in occupancy at Coral Palm Plaza was the October 1995 lease buy-out and termination agreement with another former tenant. The $300,000 termination payment has been deferred and is being amortized into income on a straight-line basis over the remainder of the former tenant's lease until the related unoccupied space is leased again. Occupancy declined at Alpha Business Center as a result of one tenant reducing its leasable space from 8% to 2% of the building at the end of the second quarter of 1995. Finally, Westpoint Business Center's occupancy increased due to a strong local market and the successful execution of new leases representing approximately 9% of the business park's space since June 30, 1995.

The Partnership's net income for the six months ended June 30, 1996, was approximately $477,000 versus $635,000 for the same period of 1995. The net income for the three months ended June 30, 1996, was approximately $197,000 compared to net income of approximately $373,000 for the three months ended June 30, 1995. The decrease in net income is primarily attributable to a decrease in equity in joint venture operations and an increase in general and administrative expenses. The decrease in equity in joint venture operations is the result of the recognition of income in June of 1995 relating to a lease buy-out at the Partnership's unconsolidated joint venture property, Coral Palm Plaza. The Managing General Partner accepted a lease buy-out of $800,000 in December 1994 from a significant tenant which occupied 27,000 square feet. During June 1995, the Managing General Partner re-leased 20,000 square feet of the unoccupied space, on similar terms, and recognized a portion of the lease buy-out in the amount of $517,000 ($172,000 allocated to the Partnership). As a result, other income at Coral Palm Plaza decreased from the prior year, causing the decrease in equity in joint venture operations. The increase in general and administrative expenses is due to an increase in expense reimbursements related to the transition of the partnership administration offices.

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

At June 30, 1996, the Partnership had unrestricted cash of approximately $1,959,000 as compared to $2,098,000 at June 30, 1995. Net cash provided by operating activities decreased primarily due to the decrease in net income as
discussed above.   The increase in receivables and other assets is primarily
attributable to the increase in common area maintenance receivables due to the timing of billings. Net cash used in investing activities increased primarily due to a distribution from unconsolidated joint ventures in 1995, as opposed to a Partnership contribution to the Coral Palm Joint Venture in 1996. Partially offsetting this increase in cash used in investing activities was a decrease in property improvements and replacements due to 1995 tenant improvements at the Partnership's Butler Square Center. Net cash used in financing activities remained constant, representing distributions of $556,000 to the partners for both six month periods ending June 30, 1996 and 1995.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the partnership. The Partnership distributed $1,111,000 to the partners (including $11,000 to the general partner) during 1995 and $556,000 to the partners (including $6,000 to the general partner) in the six months ended June 30, 1996. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves, however, quarterly distributions are expected to continue throughout 1996. The level of such distributions will be contingent upon successful future operations.


                        PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

           a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

           b) Reports on Form 8-K: None filed during the quarter ended June 30, 1996.



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


                                    Date: August 14, 1996