Form 10-Q
period 1996-09-30
CENTURY PENSION INCOME FUND XXIV
filed 1996-11-12
CIK 780590

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


              For the quarterly period ended September 30, 1996

                                      or

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


                           PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)                        CENTURY PENSION INCOME FUND XXIV

                                   BALANCE SHEETS
                          (in thousands, except unit data)


                                                   September 30, December 31,
                                                       1996         1995
                                                    (Unaudited)    (Note)
Assets
  Cash and cash equivalents                          $    1,875   $   2,190
  Receivables and other assets                              483         340
  Investments in unconsolidated joint ventures            7,703       7,383
  Investment properties:
       Land                                               4,410       4,410
       Buildings & related personal property             13,376      13,327
                                                         17,786      17,737
       Less accumulated depreciation                     (3,584)     (3,226)
                                                         14,202      14,511
                                                      $  24,263   $  24,424

Liabilities and Partners' Capital
Liabilities
  Accrued expenses and other liabilities              $     157   $     106

Partners' Capital
  General partner's                                          --          --
  Limited partners' (73,341 units issued and
      outstanding at September 30, 1996
        and December 31, 1995)                           24,106      24,318
      Total partners' capital                            24,106      24,318
                                                      $  24,263   $  24,424

      Note: The balance sheet at December 31, 1995, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                   See Accompanying Notes to Financial Statements


b)                         CENTURY PENSION INCOME FUND XXIV

                               STATEMENTS OF OPERATIONS
                                     (Unaudited)
                         (in thousands, except per unit data)

                                    Three Months Ended        Nine Months Ended
                                       September 30,            September 30,
                                    1996         1995         1996         1995
Revenues:
 Rental income                  $     509     $     461    $   1,581   $   1,430
 Other income                          29            20           82          69
 Equity in income of
  unconsolidated joint
  ventures                            126           148          282         481
   Total revenues                     664           629        1,945       1,980

Expenses:
 Operating                            245           113          492         354
 General and administrative           155           126          474         382
 Depreciation                         120           110          358         329
   Total expenses                     520           349        1,324       1,065

Net income                      $     144     $     280    $     621   $     915

Net income allocated to
general partner                 $       2     $       3    $       8   $       9

Net income allocated to
limited partners                      142           277          613         906
                                $     144     $     280    $     621   $     915

Net income per limited
partnership unit                $    1.93     $    3.78    $    8.35   $   12.36

Cash distributions per
 limited partnership unit       $    3.75     $    3.75    $   11.25   $   11.25

                    See Accompanying Notes to Financial Statements

c)                         CENTURY PENSION INCOME FUND XXIV

                            STATEMENT OF PARTNERS' CAPITAL
                                     (Unaudited)
                           (in thousands, except unit data)

                                   Limited
                                 Partnership  General      Limited
                                    Units     Partner's    Partners'      Total
Original capital contributions       73,341    $      --    $  36,671    $  36,671

Partners' capital
 at December 31, 1995                73,341    $      --    $  24,318    $  24,318

Net income for the nine months
 ended September 30, 1996                --            8          613          621

Distributions to partners                --           (8)        (825)        (833)

Partners' capital
 at September 30, 1996               73,341    $      --    $  24,106    $  24,106

                    See Accompanying Notes to Financial Statements

d)                         CENTURY PENSION INCOME FUND XXIV

                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                    (in thousands)

                                                               Nine Months Ended
                                                                  September 30,
                                                               1996         1995
Cash flows from operating activities:
 Net income                                                 $     621   $     915
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                 358         329
     Amortization of lease commissions                             33          28
     Equity in income of unconsolidated joint
       ventures' operations                                      (282)       (481)
     Change in accounts:
       Receivables and other assets                              (176)        (99)
       Accrued expenses and other liabilities                      51          11

         Net cash provided by operating activities                605         703

Cash flows from investing activities:
  Property improvements and replacements                          (49)       (410)
  (Contributions to) distributions received from
     unconsolidated joint ventures                                (38)        574

         Net cash (used in) provided by investing
            activities                                            (87)        164

Cash flows from financing activities:
  Distributions to partners                                      (833)       (833)

         Net cash used in financing activities                   (833)       (833)

(Decrease) increase in cash and cash equivalents                 (315)         34

Cash and cash equivalents at beginning of period                2,190       2,038

Cash and cash equivalents at end of period                  $   1,875   $   2,072

                 See Accompanying Notes to Financial Statements


e)
                        CENTURY PENSION INCOME FUND XXIV

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Century Pension Income Fund XXIV (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation, a California corporation ("FCMC" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

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

Fox Partners VI, a California general partnership, is the general partner. The general partners of Fox Partners VI are FCMC, and Fox Realty Investors ("FRI"), a California general partnership.

Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired (i) control of NPI Equity Investments II, Inc. ("NPI Equity"), the managing general partner of FRI, and (ii) all of the issued and outstanding shares of stock of FCMC. NPI Equity is a wholly-owned subsidiary of National Property Investors, Inc. ("NPI"). In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and FCMC.


NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES - continued

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were charged to expense in 1996 and 1995:

                                                         For the Nine Months Ended
                                                               September 30,
                                                            1996           1995
Partnership management fee (included in general
  and administrative expenses) (i)                       $ 93,000       $  93,000
Reimbursement for services of affiliates (included
  in general and administrative expenses)                 128,000          72,000

(i) The Partnership Agreement provides for the payment of a partnership management fee to the general partner equal to ten percent of cash available for distribution. This management fee is intended to defray some of the expenses related to services provided by the general partner, or an affiliate, but not reimbursed by the Partnership.

For the period from January 19, 1996, to September 30, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

For the period ended September 30, 1995, an affiliate of NPI was paid a fee of $16,000 ($5,000 of which was allocated to the Partnership) relating to the successful real estate tax appeal on the Partnership's Coral Palm Plaza and Minneapolis Business Park joint venture properties. The allocable portion of this fee is included in operating expenses.

The general partner received cash distributions of $8,000 during the nine months ended September 30, 1996 and 1995.


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

Minneapolis Business Parks Joint Venture

On April 30, 1987, the Partnership acquired a 32% ownership interest in Minneapolis Business Parks Joint Venture, a joint venture with CPIF XXIII. On May 5, 1987, Minneapolis Business Parks Joint Venture acquired Alpha Business Center located in Bloomington, Minnesota; Plymouth Service Center located in Plymouth, Minnesota; and Westpoint Business Center located in Plymouth, Minnesota. The Partnership's interest in the Minneapolis Business Parks Joint Venture is reported using the equity method of accounting.

The following are the balance sheets as of September 30, 1996, and December 31, 1995, and condensed statements of operations for the three and nine months ended September 30, 1996 and 1995, of Coral Palm Plaza Joint Venture.

NOTE C - INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES - (CONTINUED)


                           CORAL PALM PLAZA JOINT VENTURE

                                   BALANCE SHEETS
                                   (in thousands)

                                                   September 30,    December 31,
                                                       1996             1995
                                                    (Unaudited)        (Note)
Assets
  Cash and cash equivalents                        $     452        $     263
  Receivables and other assets, net of
   allowance of $118 and $0, respectively                337              424
  Investment properties:
     Land                                              2,393            2,393
     Building & related personal property              7,090            6,656
                                                       9,483            9,049
     Less accumulated depreciation                    (3,174)          (3,046)
                                                       6,309            6,003

                                                    $  7,098        $   6,690

Liabilities and Partners' Capital
Liabilities
  Accrued expenses and other liabilities           $     417        $     345

Partners' Capital:
  Century Pension Income Fund XXIII                    4,455            4,231
  Century Pension Income Fund XXIV                     2,226            2,114
   Total partners' capital                             6,681            6,345


                                                   $   7,098        $   6,690


Note: The balance sheet at December 31, 1995, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


NOTE C - INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES - (CONTINUED)



                         CORAL PALM PLAZA JOINT VENTURE

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                  (in thousands)

                                         Three Months Ended        Nine Months Ended
                                            September 30,            September 30,
                                        1996          1995          1996          1995
Revenues                           $      340     $     419    $      874    $   1,365
Expenses:
  Bad debt expense                          2            --           118           --
  Other expenses                          143           210           531          568
     Total expenses                       145           210           649    $     568

Net income                         $      195     $     209    $      225    $     797

Allocation of net income:
  Century Pension
    Income Fund XXIII              $      131     $     139    $      151    $     531
  Century Pension
   Income Fund XXIV                        64            70            74          266
                                   $      195     $     209    $      225    $     797



NOTE C - INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES - (CONTINUED)


The following are the balance sheets as of September 30, 1996, and December 31, 1995, and condensed statements of operations for the three and nine months ended September 30, 1996 and 1995, of Minneapolis Business Parks Joint Venture.

                         MINNEAPOLIS BUSINESS PARKS JOINT VENTURE

                                      BALANCE SHEETS
                                      (in thousands)


                                                   September 30,    December 31,
                                                       1996             1995
                                                    (Unaudited)        (Note)

Assets
 Cash and cash equivalents                        $    1,322         $     159
 Receivables and other assets                            546               436
 Investment properties:
   Land                                                4,523             4,523
   Buildings & related personal property              15,966            15,944
                                                      20,489            20,467
   Less accumulated depreciation                      (5,045)           (4,603)
                                                      15,444            15,864

                                                  $   17,312        $   16,459

Liabilities and Partners' Capital
Liabilities
 Accrued expenses and other liabilities            $      359       $      157

Partners' Capital:
 Century Pension Income Fund XXIII                     11,476           11,033
 Century Pension Income Fund XXIV                       5,477            5,269
   Total partners' capital                             16,953           16,302

                                                   $   17,312       $   16,459



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


NOTE C - INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES - CONTINUED

                         MINNEAPOLIS BUSINESS PARKS JOINT VENTURE

                            CONDENSED STATEMENTS OF OPERATIONS
                                       (Unaudited)
                                      (in thousands)

                                     Three Months Ended            Nine Months Ended
                                        September 30,                September 30,
                                     1996           1995           1996          1995
Rental and other revenues        $      752    $      743     $    2,269    $    2,178

Expenses                                557           498          1,617         1,505

Net income                       $      195    $      245     $      652    $      673

Allocation of net income:
 Century Pension
   Income Fund XXIII             $      133    $      167     $      444    $      458
 Century Pension
   Income Fund XXIV                      62            78            208           215
                                 $      195    $      245     $      652    $      673


NOTE D - DISTRIBUTIONS TO PARTNERS

The Partnership distributed $833,000 in cash during each of the nine month periods ended September 30, 1996 and 1995 ($825,000 to limited partners and $8,000 to the general partner).

NOTE E - EQUITY IN UNCONSOLIDATED JOINT VENTURES' OPERATIONS

At the Partnership's unconsolidated joint venture property, Coral Palm Plaza, management accepted a lease buy-out of $800,000 in December 1994, from a significant tenant which occupied 27,000 square feet (payment for the buyout was received in 1995). During June 1995, management re-leased 20,000 square feet of the unoccupied space, on similar terms, and recognized a portion of the lease buy-out in the amount of $517,000 ($172,000 allocated to the Partnership). During September 1995, management re-leased the remaining 7,000 square feet of the unoccupied space, on similar terms, and recognized the remaining portion of the lease buy-out in the amount of $266,000 ($89,000 allocated to the Partnership).


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of three wholly-owned shopping centers, as well as three business parks and one shopping center owned by two unconsolidated joint ventures between the Partnership and an affiliated partnership. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1996 and 1995:

                                                          Average
                                                         Occupancy
Property                                              1996         1995

Butler Square Center
 Mauldin, South Carolina                               98%          94%

Kenilworth Commons Shopping Center
 Charlotte, North Carolina                            100%         100%

Plantation Pointe Shopping Center
 Smyrna, Georgia                                       98%          98%

Coral Palm Plaza (1)
 Coral Springs, Florida                                73%          73%

Alpha Business Center (2)
 Bloomington, Minnesota                                93%          92%

Plymouth Service Center (2)
 Plymouth, Minnesota                                   99%          95%

Westpoint Business Center (2)
 Plymouth, Minnesota                                   97%          92%

(1)Property is owned by Coral Palm Plaza Joint Venture, which is a joint venture between the Partnership, which has a 33 1/3% interest, and an affiliated partnership.

(2)Property is owned by Minneapolis Business Parks Joint Venture, which is a joint venture between the Partnership, which has a 32% interest, and an affiliated partnership.

The Managing General Partner attributes the increased occupancy at Butler Square Shopping Center primarily to the growing local economy which has been strongly influenced by the introduction of two major employers into the market.
Occupancy at Plymouth Service Center increased due to a new tenant leasing approximately 5,000 square feet in December, 1995. Finally, Westpoint Business Center's occupancy increased due to a strong local market and the successful execution of new leases since September 30, 1995.

The Partnership's net income for the nine months ended September 30, 1996, was approximately $621,000 versus $915,000 for the same period of 1995. The net income for the three months ended September 30, 1996, was approximately $144,000 compared to net income of approximately $280,000 for the three months ended September 30, 1995. The decrease in net income for the three and nine month periods ended September 30, 1996, versus the corresponding periods in 1995 is primarily attributable to a decrease in equity in joint venture operations, and an increase in operating expenses, and general and administrative expenses. The decrease in equity in joint venture operations is the result of the recognition of income in June of 1995 relating to a lease buy-out at the Partnership's unconsolidated joint venture property, Coral Palm Plaza. The Managing General Partner accepted a lease buy-out of $800,000 in December 1994, from a significant tenant which occupied 27,000 square feet. During June 1995, the Managing General Partner re-leased 20,000 square feet of the unoccupied space, on similar terms, and recognized a portion of the lease buy-out in the amount of $517,000 ($172,000 allocated to the Partnership). As a result, other income at Coral Palm Plaza decreased from the prior year, causing the decrease in equity in joint venture operations. The increase in operating expenses is attributable to the Partnership paying worker's compensation premiums related to 1992 and 1993 claims in September 1996; the premiums had previously been disputed. Operating expense also increased due to parking lot repairs and increased management fees at Butler Square. The increase in general and administrative expenses is due to an increase in expense reimbursements. As noted in "Item 1, Note B - Transactions with Affiliated Parties", the Partnership reimburses the Managing General Partner and its affiliates for its costs involved in the management and administrations of all partnership activities. While overall expense reimbursements have increased during the three and nine month periods ended September 30, 1996, the recurring expenses subsequent to the transition efforts to the new administration are expected to more closely approximate historical levels. The increase in expense reimbursements during the three and nine month periods ended September 30, 1996, is directly attributable to the combined transition efforts of the Greenville, South Carolina, and Atlanta, Georgia, administrative offices during the year-end close, preparation of the 1995 10-K and tax return (including the limited partner K-1's), filing of the first two quarterly reports and transition of asset management responsibilities to the new administration. These increases in expense were partially offset by increased rental revenue at Butler Square due to increased occupancy.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

At September 30, 1996, the Partnership had unrestricted cash of approximately $1,875,000 as compared to $2,072,000 at September 30, 1995. Net cash provided by operating activities decreased primarily due to the decrease in net income as
discussed above.   The increase in receivables and other assets is primarily
attributable to the increase in tenant receivables due to the timing of common area maintenance, insurance and real estate tax billings. Net cash used in investing activities increased primarily due to a distribution from unconsolidated joint ventures in 1995, as opposed to a Partnership contribution to Coral Palm in 1996. Partially offsetting this increase in cash used in investing activities was a decrease in property improvements and replacements due to 1995 tenant improvements at the Partnership's Butler Square Center. Net cash used in financing activities remained constant, representing distributions to the partners for both nine month periods ending September 30, 1996 and 1995.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The Partnership distributed a total of $833,000 to the partners during each of the nine month periods ended September 30, 1996 and 1995. These distributions included $8,000 to the general partner, and $825,000 ($11.25 per unit) to the limited partners. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves, however, quarterly distributions are expected to continue throughout 1996. The level of such distributions will be contingent upon successful future operations.


                               PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b) Reports on Form 8-K: None filed during the quarter ended September 30, 1996.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CENTURY PENSION INCOME FUND XXIV


                              By:  FOX PARTNERS VI,
                                   Its General Partner


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

                              Date: November 12, 1996