Form 10-K
period 1996-12-31
CENTURY PENSION INCOME FUND XXIV
filed 1997-03-19
CIK 780590

FORM 10-K - ANNUAL REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             (As last amended in Rel No. 34-31905, eff. 10/26/93.)
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

                  For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from___________to____________

                         Commission file number 0-15710

                        CENTURY PENSION INCOME FUND XXIV

     California                                            94-2984976
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
  Greenville, South Carolina                                  29602
(Address of principal executive offices)                   (Zip Code)

                  Issuer's telephone number   (864)  239-1000

             Securities registered under Section 12(b) of the Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:

              Individual Investor Units and Pension Investor Notes

                             (Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. Market value information for Registrants's Partnership Interests is not available.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1. Business

Century Pension Income Fund XXIV (the "Partnership" or "Registrant") was organized in June 1984 as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Partners VI, a California general partnership, is the general partner of the Registrant. Fox Capital Management Corporation (the "Managing General Partner") and Fox Realty Investors ("FRI") are the general partners of Fox Partners VI.

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

Beginning in July 1986, the Registrant offered $50,000,000 in Limited Partnership Assignee Units. The offering was completed on March 31, 1988, with Limited Partnership Assignee Units having an initial price of $36,670,500 being sold. The net proceeds of this offering were used to acquire three properties and interests in four other properties through two joint ventures with an affiliated partnership. The Registrant's property portfolio is geographically diversified with properties acquired in five states. See "Item 2, Properties" below for a description of the Registrant's properties.

The Registrant is involved in only one industry segment as described above. The Registrant does not engage in any foreign operations or derive revenues from foreign services.

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

It is possible that legislation on the state or local level may be enacted in states where the Registrant's properties are located which may include some form of rent control. There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Managing General Partner is unable to predict the extent, if any, to which such existing or new legislation or regulations might adversely affect the properties owned by the Registrant.

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

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

The Registrant has no employees. Management and administrative services are performed by the Managing General Partner, Insignia Commercial Group, L.P., an affiliate of Insignia Financial Group, Inc. ("Insignia"), the ultimate parent company of the Managing General Partner, and a third party management company. Pursuant to a management agreement between them, Insignia Commercial Group, L.P., and a third party management company provide property management services to the Registrant.

The real estate business in which the Partnership is engaged is highly competitive, and the Partnership is not a significant factor in this industry. The Registrant's properties are subject to competition from similar properties in the vicinity in which the properties are located. In addition, various limited partnerships have been formed by the General Partners and/or their affiliates to engage in business which may be competitive with the Registrant.

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

In addition, in October 1995, the Coral Palm Plaza Joint Venture accepted a lease buy-out from a tenant that occupied 11,300 square feet of space for $300,000. Management is currently attempting to release the vacated space.

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

On December 6, 1993, the shareholders of the Managing General Partner entered into a Voting Trust Agreement with NPI Equity Investments II, Inc. ("NPI Equity II") pursuant to which NPI Equity II was granted the right to vote 100% of the outstanding stock of the Managing General Partner. In addition, NPI Equity II became the managing partner of FRI. As a result, NPI Equity II indirectly became responsible for the operation and management of the business and affairs of the Registrant and the other investment partnerships originally sponsored by the Managing General Partner and/or FRI. The individuals who had served previously as partners of FRI and as officers and directors of the Managing General Partner contributed their general partnership interests in FRI to a newly formed limited partnership, Portfolio Realty Associates, L.P. ("PRA"), in exchange for limited partnership interests in PRA. The shareholders of the Managing General Partner and the prior partners of FRI, in their capacity as limited partners of PRA, continue to hold, indirectly, certain economic interests in the Registrant and such other investment limited partnerships, but have ceased to be responsible for the operation and management of the Registrant and such other partnerships.

On January 19, 1996, IFGP Corporation, an affiliate of Insignia, acquired for $1,000,000 all of the issued and outstanding shares of capital stock of National Property Investors, Inc. ("NPI"). NPI is the sole shareholder of NPI Equity II, the Managing General Partner of FRI, and the entity which controlled the Managing General Partner. In addition, on June 1996, an affiliate of Insignia purchased all of issued and outstanding shares of capital stock of the Managing General Partner. As a result of the foregoing transactions, IFGP Corporation caused new officers and directors of NPI Equity II and the Managing General Partner to be elected. See "Item 10, Directors and Executive Officers of the Registrant."

Item 2.  Properties

The following table sets forth the Partnership's investments in properties:

                                       Date of
Property                               Purchase       Type           Size

Butler Square Center                    01/88       Shopping       80,000
  Mauldin, South Carolina                            Center        sq.ft.

Kenilworth Commons Shopping Center      08/88       Shopping       38,000
  Charlotte, North Carolina                          Center        sq.ft.

Plantation Pointe Shopping Center       04/89       Shopping       63,000
  Smyrna, Georgia                                    Center        sq.ft.

The Partnership owns 33 1/3% of a joint venture, Coral Palm Plaza Joint Venture, with Century Pension Income Fund XXIII, an affiliated partnership. The joint venture owns one property, Coral Palm Plaza, located in Coral Springs, Florida.

The Partnership owns 32% of a joint venture, Minneapolis Business Parks Joint Venture, with Century Pension Income Fund XXIII, an affiliated partnership. The joint venture owns three properties, Alpha Business Center, Plymouth Service Center and Westpoint Business Center, all of which are located in Minnesota.

Schedule of Properties (in thousands):

                      Gross
                     Carrying  Accumulated                      Federal
Property              Value   Depreciation    Rate     Method  Tax Basis

Butler Square        $ 6,709    $ 1,689     3-39 yrs     S/L   $ 5,549
Kenilworth Commons     4,564        804     5-39 yrs     S/L     3,992
Plantation Pointe      6,503      1,211     4-39 yrs     S/L     5,605
                     $17,776    $ 3,704                        $15,146

See "Note A" of the financial statements included in "Item 8" for a description of the Partnership's depreciation policy.


Schedule of Average Rental Rates and Occupancy

                   Average Annual Rental Rates        Average Annual Occupancy
Property           1996               1995              1996           1995

Butler Square      $ 8.28 sq.ft.   $ 7.46 sq.ft.        99%             94%
Kenilworth Commons  12.28 sq.ft.    12.19 sq.ft.       100%            100%
Plantation Pointe    9.21 sq.ft.     9.03 sq.ft.        98%             98%

The Managing General Partner attributes the increased occupancy at Butler Square Shopping Center primarily to the growing local economy which has been strongly influenced by the introduction of two major employers into the market.

As noted under "Item 1. Business," the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other commercial buildings in the area. The Managing General Partner believes that all of the properties are adequately insured.

The following is a schedule of the lease expirations at the Registrant's properties for the years beginning 1997 through the maturities of current leases:

                       Number of                            % of Gross
                      Expirations  Square Feet Annual Rent Annual Rent

Butler Square
1997                       2         2,900      $ 37,000      5.67%
1998                       3         5,075        54,000      8.17%
1999                       8        27,656       225,000     34.20%
2000                       1         6,000        39,000      5.93%
2007                       1        38,654       303,000     46.03%

Kenilworth Commons
1997                       3         3,211        63,000     13.10%
1998                       2         2,259        46,000      9.67%
1999                       2         2,284        45,000      9.32%
2000                       1         1,125        21,000      4.35%
2001                       2         2,267        49,000     10.28%
2008                       1        26,000       234,000     48.92%

Plantation Pointe
1997                       3         5,650        82,000     14.21%
1998                       2         4,880        78,000     13.44%
2000                       1         2,030        29,000      5.07%
2001                       1         4,435        50,000      8.64%
2008                       1        44,000       308,000     53.31%


Real estate taxes (in thousands) and rates in 1996 for each property were:

                                        1996          1996
                                      Billing         Rate

Butler Square                          $ 66          24.92%
Kenilworth Commons                       42           1.26%
Plantation Pointe                        53           4.11%

                            SIGNIFICANT TENANTS (1)
                               December 31, 1996

                                                        Annualized
                                     Square  Nature of  Expiration  Base Rent
                                     Footage  Business   of Lease    Per Year

Butler Square Center
  Bi-Lo Inc.                         38,654   Grocer      2007       $302,660
  Revco D.S.                          8,470   Retail      1999       $ 59,290

Kenilworth Commons Shopping Center
  Harris-Teeter                      26,000   Grocer      2008       $234,000

Plantation Pointe Shopping Center
  Winn Dixie                         44,000   Grocer      2008       $308,000


(1) Tenant occupying 10% or more of total rentable square footage of the property.

Item 3.  Legal Proceedings

The Registrant is unaware of any pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Registrant believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

Item 4.  Submission of Matter to a Vote of Security Holders

During the year ended December 31, 1996, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.



                                    PART II

Item 5.  Market for the Registrant's Equity and Related Security
         Holder Matters

The Partnership, a publicly-held limited partnership, sold 73,341 Limited Partnership Assignee Units aggregating $36,670,500. The Partnership currently has 73,341 units outstanding and 3,982 partners of record. There is no intention to sell additional Limited Partnership Assignee Units nor is there an established market for these units.

During the years ended December 31, 1996 and 1995, the Partnership distributed quarterly distributions totaling approximately $1,111,000 to the partners. The limited partners received approximately $1,100,000 ($15.00 per limited partnership units) and the general partner received approximately $11,000. The amounts represent a distribution of cash from operations.

Item 6.  Selected Financial Data

The following represents selected financial data for the Registrant, for the years ended December 31, 1996, 1995, 1994, 1993, and 1992. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                                    For the Year Ended December 31,
                                1996     1995     1994     1993    1992
                                  (in thousands except per unit data)


Total revenues                $ 2,673  $ 2,519  $   522 $ 1,897  $ 1,221

Net income (loss)             $   986  $ 1,017  $  (871)$   567  $   873
Net income (loss) per
  limited partnership
  assignee unit (1)           $ 13.30  $ 13.44  $(11.75)$  7.54  $ 11.43

Total Assets                  $24,333  $24,424  $24,566 $26,551  $27,386

Cash distribution per limited
  partnership assignee units  $ 15.00  $ 15.00  $ 15.00 $ 18.75  $ 21.24

(1) $500 original contribution per unit, based on weighted average units outstanding during the period after giving effect to the allocation of net income (loss) to the general partner.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Liquidity and Capital Resources

The Registrant's real estate properties consist of three shopping center properties and investments in two unconsolidated joint ventures. The three shopping centers are located in South Carolina, North Carolina and Georgia. The unconsolidated joint venture properties include one shopping center in Florida and three business parks in Minnesota. The properties are leased to tenants subject to leases with remaining lease terms of up to twelve years. The Registrant receives rental income from its properties and is responsible for operating expenses, administrative expenses and capital improvements. All of the Registrant's properties generated positive cash flow for the year ended December 31, 1996.

At December 31, 1996, the Partnership had unrestricted cash of approximately $1,929,000 as compared to $2,190,000 at December 31, 1995. Net cash provided by operating activities increased primarily due to the increase in accrued expenses and other liabilities due to timing of payments to vendors. Net cash used in investing activities increased primarily due to a distribution from unconsolidated joint ventures in 1995, as opposed to a Partnership contribution to Coral Palm in 1996. Partially offsetting this increase in cash used in investing activities was a decrease in property improvements and replacements due to 1995 tenant improvements at the Partnership's Butler Square Center. Net cash used in financing activities remained constant representing distributions to the partners for both years ending December 31, 1996 and 1995.

The Registrant uses working capital reserves provided from any undistributed cash flow from operations and distributions from unconsolidated joint ventures as its primary source of liquidity. For the long term, cash from operations and distributions from unconsolidated joint ventures will remain the Registrant's primary source of liquidity.

The Partnership has no material capital programs scheduled to be performed in 1997, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The Partnership distributed a total of $1,111,000 to the partners during each of the years ended December 31, 1996, 1995, and 1994. These distributions included $11,000 to the general partner, and $1,100,000 ($15.00 per unit) to the limited partners. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves, however, quarterly distributions are expected to continue throughout 1997. The level of such distributions will be contingent upon successful future operations.

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

Results of Operations

1996 Compared to 1995

The Partnership's net income for the year ended December 31, 1996, was approximately $986,000 versus approximately $1,017,000 for the year ended December 31, 1995. The decline in net income is attributable to a decrease in equity in income of the unconsolidated 33.3% owned joint venture, and increases in operating and general and administrative expenses. The decrease in equity in joint venture operations is the result of the recognition of income in 1995 relating to a lease buy-out at the Partnership's unconsolidated joint venture property, Coral Palm Plaza. In December 1994, Coral Palm Plaza accepted a lease buy-out of $800,000 from a significant tenant that had occupied 27,000 square feet. The payment was received in 1995. During 1995, Coral Palm Plaza re-leased all of the unoccupied space, on similar terms, and recognized the remaining portion of the lease buy-out in the amount of $699,000 as other income.

Operating expense increased due to parking lot repairs and increased management fees at Butler Square. Included in operating expense is approximately $21,000 of major repairs and maintenance comprised of exterior building, exterior painting and parking lot for the year ended December 31, 1996. The increase in general and administrative expenses is partially due to an increase in expense reimbursements. The increase in expense reimbursements during the year ended December 31, 1996, is directly attributable to the combined transition efforts of the Greenville, South Carolina and Atlanta, Georgia administrative offices during the year-end close, preparation of the 10-K and tax returns (including the limited partner K-1's), filing for the first two quarterly reports and transition of asset management responsibilities to the new administration. These increases were partially offset by increased rental revenue at Butler Square due to increased occupancy.

1995 Compared to 1994

Operating results improved by $1,888,000 for the year ended December 31, 1995, as compared to 1994, due to an increase in revenues of $1,997,000, which was only slightly offset by an increase in expenses of $109,000.

Revenues increased by $1,997,000 for the year ended December 31, 1995, as compared to 1994, due to increases in equity in unconsolidated joint venture operations of $1,752,000, rental income of $206,000 and interest income of $19,000. Equity in unconsolidated joint ventures' operations increased due to the Registrant's $1,500,000 allocated portion of the provision for impairment of value recorded in 1994 on the Coral Palm Plaza joint venture property and the recognition of the termination payment accepted from a major tenant at Coral Palm Plaza in 1995. Rental income increased primarily due to increased rental rates and occupancy at the Registrant's Butler Square Center property. Interest income increased primarily due to an increase in average working capital reserves available for investment.

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

During 1996, 1995, and 1994, the Registrant was allocated its equity income
(loss) in the operations of, and in 1995 and 1994, received cash distributions from, the unconsolidated joint ventures. The financial statements for the unconsolidated joint ventures are presented in Exhibit 99.1. The 1996 Results of Operations compared to the 1995 Results of Operations was discussed above. A discussion of their 1995 Results of Operations compared to their 1994 Results of Operations follows:

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

Item 8.  Financial Statements and Supplementary Data

CENTURY PENSION INCOME FUND XXIV,

List of Financial Statements

       Independent Auditors' Reports

       Balance Sheets - December 31, 1996 and 1995

       Statements of Operations-Years Ended December 31, 1996, 1995 and 1994

       Statements of Changes in Partners' Capital-Years Ended December 31,
           1996, 1995 and 1994

       Statements of Cash Flows-Years Ended December 31, 1996, 1995 and 1994

       Notes to Financial Statements





To the Partners
Century Pension Income Fund XXIV,
A California Limited Partnership
Greenville, South Carolina



                          Independent Auditors' Report



We have audited the accompanying balance sheets of Century Pension Income Fund XXIV, A California Limited Partnership (the "Partnership") as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Pension Income Fund XXIV, A California Limited Partnership, as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.




                                                  /s/ Imowitz Koenig & Co., LLP



New York, N.Y.
February 18, 1997


                        CENTURY PENSION INCOME FUND XXIV

                                 BALANCE SHEETS
                        (in thousands, except unit data)


                                                          December 31,
                                                         1996         1995
Assets
 Cash and cash equivalents                        $  1,929          $  2,190
 Receivables and other assets                          488               340
 Investments in unconsolidated joint ventures        7,844             7,383
 Investment properties:
  Land                                               4,397             4,410
  Buildings & related personal property             13,379            13,327
                                                    17,776            17,737
  Less accumulated depreciation                     (3,704)           (3,226)
                                                    14,072            14,511

                                                  $ 24,333          $ 24,424

Liabilities and Partners' Capital
Liabilities
   Accrued expenses and other liabilities        $    140           $    106

Partners' Capital
   General partners'                                   --                 --
   Limited partners' (73,341 units issued and
      outstanding at December 31, 1996 and 1995)   24,193             24,318
   Total partners' capital                         24,193             24,318

                                                 $ 24,333           $ 24,424

                 See Accompanying Notes to Financial Statements

                        CENTURY PENSION INCOME FUND XXIV

                            STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)

                                                    Years Ended December 31,
                                                    1996      1995      1994
Revenues:
 Rental income                                    $2,133    $1,895   $ 1,689
 Other income                                        117       117        78
   Total revenues                                  2,250     2,012     1,767

Expenses (including $249, $236 and $221 paid
 to the general partner and affiliates in
 1996, 1995 and 1994):
 Operating                                           553       528       457
 General and administrative                          656       512       497
 Depreciation                                        478       462       439
   Total expenses                                  1,687     1,502     1,393

 Equity in income (loss) of unconsolidated
  joint ventures                                     423       507    (1,245)
Net income (loss)                                 $  986    $1,017   $  (871)

Net income (loss) allocated to
general partner                                   $   11    $   31   $    (9)

Net income (loss) allocated to
limited partners                                     975       986      (862)

                                                  $  986    $1,017   $  (871)

Net income (loss) per limited
partnership unit                                  $13.30    $13.44   $(11.75)

Distribution per limited partnership unit         $15.00    $15.00   $ 15.00



                 See Accompanying Notes to Financial Statements

                        CENTURY PENSION INCOME FUND XXIV

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                        (in thousands, except unit data)


                                 Limited
                               Partnership   General      Limited
                                  Units     Partner's    Partners'     Total

Original capital contributions   73,341     $      --    $ 36,671     $ 36,671

Partners' capital
   at January 1, 1994            73,341     $      --    $ 26,394     $ 26,394

Net loss for the year ended
   December 31, 1994                               (9)       (862)        (871)

Distributions to partners                         (11)     (1,100)      (1,111)

Partners' Capital at
   December 31, 1994             73,341           (20)     24,432       24,412

Net income for the year ended
   December 31, 1995                               31         986        1,017

Distributions to partners                         (11)     (1,100)      (1,111)

Partners' capital
  at December 31, 1995           73,341            --      24,318       24,318

Net income for the year ended
 December 31, 1996                                 11         975          986

Distributions to partners                         (11)     (1,100)      (1,111)

Partners' capital
  at December 31, 1996           73,341     $      --    $ 24,193     $ 24,193


                 See Accompanying Notes to Financial Statements

                        CENTURY PENSION INCOME FUND XXIV

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                     Years Ended December 31,
                                                    1996     1995      1994
Cash flows from operating activities:
 Net income (loss)                                $   986 $ 1,017    $  (871)
 Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Depreciation and amortization                    522     500        459
     Equity in income of unconsolidated joint
       ventures' operations                          (423)   (507)     1,245
     Change in accounts:
       Receivables and other assets                  (192)    (91)       (90)
       Accrued expenses and other liabilities          34     (48)        (3)

         Net cash provided by operating activities    927     871        740

Cash flows from investing activities:
  Property improvements and replacements              (39)   (413)       (60)
  Distributions received from
     unconsolidated joint ventures                     --     805        150
  Contributions to unconsolidated joint ventures      (38)     --         --
  Proceeds from cash investments                       --      --      1,283

         Net cash (used in) provided by
            investing activities                      (77)    392      1,373

Cash flows from financing activities:
  Distributions to partners                        (1,111) (1,111)    (1,111)

         Net cash used in financing activities     (1,111) (1,111)    (1,111)

(Decrease) increase in cash and cash equivalents     (261)    152      1,002

Cash and cash equivalents at beginning of period    2,190   2,038      1,036

Cash and cash equivalents at end of period        $ 1,929 $ 2,190    $ 2,038


                 See Accompanying Notes to Financial Statements

                        Century Pension Income Fund XXIV
                         Notes to Financial Statements
                               December 31, 1996


Note A - Organization And Summary Of Significant Accounting Policies

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

On January 19, 1996, the stockholders of NPI, Inc. sold all of the issued and outstanding stock of NPI, Inc. to an affiliate of Insignia Financial Group, Inc. ("Insignia"). In addition, on June 1996, an affiliate of Insignia purchased all of issued and outstanding shares of capital stock of the Managing General Partner. As a result of the foregoing transactions, IFGP Corporation caused new officers and directors of NPI Equity II and the Managing General Partner to be elected. See "Item 10, Directors and Executive Officers of the Registrant."

Basis of Presentation:

The Partnership's investments in unconsolidated joint ventures are accounted for under the equity method of accounting.

Distributions:

Cash distributions from operations were made at annualized rates of 3.0 percent of original capital contributions for each of the years 1996, 1995 and 1994.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents:

The Partnership considers all highly liquid investments with a maturity, when purchased, of three months or less at the time of purchase to be cash equivalents.

Leases:

The Partnership leases certain commercial space to tenants under various lease terms. The leases are accounted for as operating leases in accordance with "Financial Accounting Standards Board Statement No. 13."

Some of the leases contain stated rental increases during their term. For leases with fixed rental increases, rents are recognized on a straight-line basis over the terms of the lease. This straight-line basis recognized $39,000 more in rental income than was collected in 1996. This amount will be collected in future years as cash collections under the terms of the leases exceed the straight-line basis of revenue recognition.

For all other leases, minimum rents are recognized over the terms of the leases.

Concentration of Credit Risk:

The Partnership maintains cash balances at institutions insured up to $100,000 by the Federal Deposit Insurance Corporation. Balances in excess of $100,000 are usually invested in money market accounts and repurchase agreements, which are collateralized by United States Treasury obligations. At certain times, the cash balances may exceed these insured levels.

Fair Value

In 1995, the Partnership implemented "Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments," as amended by "SFAS No. 119, Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate fair value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to their short-term maturities.

Real Estate:

Real estate is stated at cost. Acquisition fees are capitalized as a cost of real estate. In 1995, the Partnership adopted "SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of the SFAS had no effect on the Partnership's financial statements.

Depreciation:

Depreciation is computed by the straight-line method over estimated useful lives ranging from 30 to 39 years for buildings and improvements and three to six years for furnishings.

Deferred Leasing Commissions:

Leasing commissions are deferred and amortized over the lives of the related leases. At December 31, 1996 and 1995, accumulated amortization of deferred leasing commissions totaled $71,000 and $72,000, respectively.

Net Income (Loss) Per Limited Partnership Assignee Unit:

Net income (loss) per limited partnership assignee unit is computed by dividing the net income (loss) allocated to the unit holders by 73,341 units outstanding.

Income Taxes:

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Net Income Allocation:

In accordance with the partnership agreement, the general partner was allocated its one percent continuing interest in the Partnership's net loss and taxable loss and cash distributions. Net income and taxable income have been allocated to the general partner in an amount equal to the amount of cash distributions received by the general partner.

Reclassification:

Certain reclassifications have been made to the 1995 and 1994 balances to conform to the 1996 presentation.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of the Managing General Partner were charged to expense in 1996, 1995 and 1994 (in thousands):

                                                      For the Year Ended
                                                         December 31,
                                                     1996   1995    1994

Partnership management fee (included in general
  and administrative expenses) (i)                   $123    $123   $123
Real estate tax reduction fees                         --      16     10
Reimbursement for services of affiliates (included
  in general and administrative expenses)             126      97     88


(i) The Partnership Agreement provides for the payment of a partnership management fee to the general partner equal to ten percent of cash available for distribution. This management fee is intended to defray some of the expenses related to services provided by the general partner, or an affiliate, but not reimbursed by the Partnership.

For the period from January 19, 1996, to December 31, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

The general partner received cash distributions of $11,000 during the year ended December 31, 1996, 1995, and 1994.

Note C - Investments In Unconsolidated Joint Ventures

The Partnership has investments in two unconsolidated joint ventures as follows:

Coral Palm Plaza Joint Venture

On January 23, 1987, the Partnership acquired a 33.33% ownership interest in Coral Palm Plaza Joint Venture ("Coral Palm"), a joint venture with Century Pension Income Fund XXIII, a California Limited Partnership ("CPIF XXIII") and an affiliate of FCMC and FRI. Also, on January 23, 1987, Coral Palm Plaza Joint Venture acquired the Coral Palm Plaza, a shopping center located in Coral Springs, Florida. The Partnership's interest in the Coral Palm Plaza Joint Venture is reported using the equity method of accounting.

Summary financial information for Coral Palm Plaza Joint Venture is as follows (in thousands):

                                                 December 31,
                                           1996               1995

Total assets                             $ 7,301            $ 6,690
Total liabilities                           (468)              (345)

Total ventures' equity                   $ 6,833            $ 6,345

                                                 December 31,
                                           1996               1995

Total revenues                           $ 1,183            $ 1,656
Total expenses                              (807)              (853)

Net income                               $   376            $   803


In 1996, the Partnership paid contributions of approximately $38,000 to the Joint Venture. In 1995, the Partnership received distributions of approximately $323,000 from the Joint Venture.

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

Summary financial information for Minneapolis Business Park Joint Venture is as follows (in thousands):

                                                 December 31,
                                           1996               1995

Total assets                             $17,412            $16,459
Total liabilities                           (176)              (157)

Total ventures' equity                   $17,236            $16,302


                                                 December 31,
                                           1996               1995

Total revenues                           $ 3,136            $ 2,881
Total expenses                            (2,202)            (2,133)

Net income                               $   934            $   748


In 1996, the Partnership did not receive a distribution from the Joint Venture. In 1995, the Partnership received distributions of approximately $482,000 from the Joint Venture.

Note D - Minimum Future Rental Revenues

Minimum future rental revenues from operating leases having non-cancelable lease terms in excess of one year at December 31, 1996, are as follows (in thousands):

1997                   $ 1,582
1998                     1,428
1999                     1,198
2000                       961
2001                       892
Thereafter               5,354

Total                  $11,415


The Partnership had one tenant at each of its properties whose rental revenue was in excess of 10% of total Partnership rental revenue. At December 31, 1996, 1995 and 1994, the percentages were as follows:


                                     Percentage of Total Rental Revenue
                                       1996     1995         1994

Butler Square Center                    14%      18%         15%
Kenilworth Commons Shopping Center      11%      15%         18%
Plantation Pointe Shopping Center       14%      18%         20%


Amortization of leasing commissions totaled $44,000, $38,000 and $20,000 in 1996, 1995 and 1994, respectively.


Note E - Reconciliation To Income Tax Method Of Accounting

The differences between the accrual method of accounting for income tax reporting and the accrual method of accounting used in the financial statements are as follows (in thousands):

                                                        1996    1995     1994

Net income (loss) - financial statements              $   986 $ 1,017  $  (871)
Differences resulted from:
  Depreciation                                            132     130      114
  Equity in unconsolidated joint ventures' operations     (16)   (178)   1,819
  Other                                                   (38)     (2)       3

Net income - income tax method                        $ 1,064 $   967  $ 1,065
Taxable income per limited partnership assignee unit
  after giving effect to the allocation to the general
  partner                                             $    14 $    13  $    14

Partner's equity - financial statements               $24,193 $24,318  $24,412
Differences resulted from:
 Sales commissions                                      3,050   3,050    3,050
 Organization expenses                                  2,452   2,452    2,452
 Depreciation                                             961     829      699
 Payments credited to rental properties                   112     112      112
 Equity in unconsolidated joint ventures' operations    3,534   3,550    3,728
 Other                                                    (44)     (6)      (4)

Partners' equity - income tax method                  $34,258 $34,305  $34,449

Note F - Real Estate and Accumulated Depreciation

(in thousands)
                                     Initial Cost to Partnership
                                                 Buildings   Cost Capitalized
                                                and Related   (written down)
                                                  Personal     Subsequent to
      Description       Encumbrances    Land      Property      Acquisition

Butler Square Center      $  --     $   873      $ 5,396          $ 440

Kenilworth Commons
 Shopping Center             --        1,701       2,895            (32)

Plantation Pointe
 Shopping Center             --        1,865       4,563             75

TOTAL                     $   -       $4,439     $12,854          $ 483


                   Gross Amount at Which Carried
                        at December 31, 1996
                             Buildings          Accumu-  Year of
                                and              lated     Con-
                              Improve-          Deprecia-  struc-    Date of    Depreciable
                      Land     ments    Total     tion     tion   Acquisition   Life-Years
                                (in thousands)
Butler Square Center $  866 $ 5,843    $ 6,709 $ 1,689     1987      1/88     3 to 39 years

Kenilworth Commons
 Shopping Center      1,679   2,885      4,564     804     1988      8/88     5 to 39 years

Plantation Pointe
 Shopping Center      1,852   4,651      6,503   1,211     1988      4/89     4 to 39 years

TOTAL                $4,397 $13,379    $17,776 $ 3,704

Reconciliation of Real Estate and Accumulated Depreciation (in thousands):

Real Estate:
                                     Years ended December 31,
                                     1996       1995       1994

Balance at beginning of year      $17,737      $17,324   $17,264
Property Improvements                  39          413        60
                                  $17,776      $17,737   $17,324

Accumulated Depreciation:

Balance at beginning of year      $ 3,226      $ 2,764   $ 2,325
Additions charged to expense          478          462       439
Balance at end of year            $ 3,704      $ 3,226   $ 2,764

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 1996, 1995 and 1994, is approximately $17,888,000, $17,849,000 and $17,436,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996, 1995 and 1994, is approximately $2,743,000, $2,397,000 and $2,065,000, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Neither the Registrant nor Fox Partners VI ("Fox"), the general partner of the Registrant, has any officers or directors. Fox Capital Management Corporation (the "Managing General Partner"), the managing general partner of Fox, manages and controls substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. The Managing General Partner is a wholly-owned affiliate of Insignia.

The names and ages of, as well as the positions held by the officers and directors of the Managing General Partner are as follows. No family relationships exist among any of the officers or directors of the Managing General Partner:

Name                            Age            Positions Held

William H. Jarrard, Jr.         50             President and Director

Ronald Uretta                   40             Vice President and
                                                  Treasurer

John K. Lines, Esquire          37             Vice President and
                                                  Secretary

Kelley M. Buechler              39             Assistant Secretary

William H. Jarrard, Jr. has been Managing Director - Partnership Administration of Insignia since January 1991. Mr. Jarrard served as Managing Director - Partnership Administration & Asset Management from July 1994 until January 1996.

Ronald Uretta has been Insignia's Treasurer since January 1992. Since August 1996, he has also served as Chief Operating Officer. He also served as Secretary from January 1992 to June 1994 and as Chief Financial Officer from January 1992 to August 1996. Since September 1990, Mr. Uretta has also served as the Chief Financial Officer and Controller of Metropolitan Asset Group.

John K. Lines, Esquire has been Vice President and Secretary of the Managing General Partner since January 1996, Insignia's General Counsel since June 1994, and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with Banc One Corporation, Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was an attorney with Squire Sanders & Dempsey, Columbus, Ohio.

Kelley M. Buechler has been the Assistant Secretary of the Managing General Partner since January 1996 and Assistant Secretary of Insignia since 1991.

Each director and officer of the Managing General Partner will hold office until the next annual meeting of stockholders of the Managing General Partner and until his successor is elected and qualified.

Item 11.  Executive Compensation

The Registrant is not required to and did not pay any compensation to the officers or directors of the Managing General Partner. The Managing General Partner does not presently pay any compensation to any of its officers or directors. (See "Item 13, Certain Relationships and Related Transactions.")

Item 12.  Security Ownership of Certain Beneficial Owners and Management

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

Item 13.  Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of the Managing General Partner were charged to expense in 1996, 1995 and 1994 (in thousands):


                                                     For the Year Ended
                                                        December 31,
                                                     1996   1995    1994
Partnership management fee (included in general
  and administrative expenses) (i)                   $123    $123    $123
Real estate tax reduction fees                         --      16      10
Reimbursement for services of affiliates (included
  in general and administrative expenses)             126      97      88


(i)The Partnership Agreement provides for the payment of a partnership management fee to the general partner equal to ten percent of cash available for distribution. This management fee is intended to defray some of the expenses related to services provided by the general partner, or an affiliate, but not reimbursed by the Partnership.

For the period from January 19, 1996, to December 31, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

In accordance with the partnership agreement, the general partner was allocated its one percent continuing interest in the Partnership's net loss and taxable loss and cash distributions. Net income and taxable income have been allocated to the general partner in an amount equal to the amount of cash distributions received by the general partner.

The general partner received cash distributions of $11,000 during the years ended December 31, 1996, 1995, and 1994.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)(2)   Financial Statements and Financial Statement Schedules:

            See "Item 8" of this Form 10=K for Financial Statements of the Registrant, Notes thereto, and Financial Statement Schedules. (A
            Table of Contents to   Financial Statements and Financial Statement
            Schedules is included in "Item   8" and incorporated herein by
            reference.)

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

          27.  Financial Data Schedule

         99.1 Coral Palm Plaza Joint Venture and audited financial statements for the years ended December 31, 1996, 1995 and 1994.

         99.2 Minneapolis Business Parks Joint Venture and audited financial statements for the years ended December 31, 1996, 1995 and 1994.

(b)            Reports on Form 8-K:

               None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 18th day of March 1997.


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


/s/ William H. Jarrard, Jr.  President and
William H. Jarrard, Jr.       Director

/s/ Ronald Uretta            Principal Financial
Ronald Uretta                 Officer and Principal
                              Accounting Officer


                                  EXHIBIT 99.1

                         CORAL PALM PLAZA JOINT VENTURE

                              FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 and 1994

List of Financial Statements

       Independent Auditors' Reports

       Balance Sheets - December 31, 1996 and 1995

       Statements of Operations-Years Ended December 31, 1996, 1995 and 1994

       Statements of Changes in Partners' Capital-Years Ended December 31,
          1996, 1995 and 1994

       Statements of Cash Flows-Years Ended December 31, 1996, 1995 and 1994

       Notes to Financial Statements



To the Partners
Coral Palm Plaza Joint Venture
Greenville, South Carolina



                          Independent Auditors' Report


We have audited the accompanying balance sheets of Coral Palm Plaza Joint Venture (the "Partnership") as of December 31, 1996 and 1995, and the related statements of operations, changes in partners capital and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coral Palm Plaza Joint Venture as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.




                                                   /s/ Imowitz Koenig & Co., LLP



New York, N.Y.
February 18, 1997


                                 BALANCE SHEETS
                                 (in thousands)



                                                           December 31,
                                                          1996       1995
Assets
  Cash and cash equivalents                           $   458     $   263
  Receivables and other assets                            613         424

  Investment properties:
   Land                                                 2,393       2,393
   Buildings and related personal property              7,133       6,656
                                                        9,526       9,049
   Less accumulated depreciation                       (3,296)     (3,046)
                                                        6,230       6,003

                                                      $ 7,301     $ 6,690

Liabilities and Partners' Capital

  Accrued expenses and other liabilities              $  468      $   345

Partners' Capital:
  Century Pension Income Fund XXIII                     4,557       4,231
  Century Pension Income Fund XXIV                      2,276       2,114
Total partners' capital                                 6,833       6,345


                                                      $ 7,301     $ 6,690

                 See Accompanying Notes to Financial Statements

                            STATEMENTS OF OPERATIONS
                                 (in thousands)

                                         Years Ended December 31,
                                         1996       1995       1994
Revenues:
  Rental                              $ 1,157      $  939   $ 1,084
  Other income                             26         717         6
  Total revenues                        1,183       1,656     1,090

Expenses:
  Provision for impairment
    of value                               --          --     4,500
  Operating                               541         625       573
  Depreciation                            250         217       351
  General and administrative               16          11        15
Total expenses                            807         853     5,439

Net income (loss)                     $   376      $  803   $(4,349)

Allocation of net income (loss):
  Century Pension Income Fund XXIII   $   252      $  535   $(2,899)
  Century Pension Income Fund XXIV        124         268    (1,450)
                                      $   376      $  803   $(4,349)

                 See Accompanying Notes to Financial Statements


                        STATEMENTS OF PARTNERS' CAPITAL
                 Years Ended December 31, 1996, 1995, and 1994
                                 (in thousands)


                                      Century Pension Century Pension
                                        Income Fund     Income Fund
                                           XXIII           XXIV        Total

Partners' capital at January 1, 1994       $ 7,538       $ 3,769      $11,307

  Net loss for the year ended
    December 31, 1994                       (2,899)       (1,450)      (4,349)

  Distributions to partners                   (300)         (150)        (450)

Partners' capital at December 31, 1994       4,339         2,169        6,508

  Net income for the year ended
    December 31, 1995                          535           268          803

  Distributions to partners                   (643)         (323)        (966)

Partners' capital at December 31, 1995       4,231         2,114        6,345

  Net income for the year ended
    December 31, 1996                          252           124          376

  Contributions from partners                   74            38          112

Partners' capital at December 31, 1996     $ 4,557       $ 2,276      $  6,833

                 See Accompanying Notes to Financial Statements


                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                 Years Ended December 31,
                                                  1996     1995    1994

Cash Flows From Operating Activities:
Net income (loss)                                $ 376  $   803  $(4,349)
Adjustments to reconcile net income
 (loss) to net cash provided by
   operating activities:
    Depreciation and amortization                  287      249      380
    Provision for impairment of value               --       --    4,500
    Change in accounts:
       Receivables and other assets               (226)     512     (663)
       Accrued expenses and other liabilities      123     (499)     749
      Net cash provided by operating activities    560    1,065      617

Cash Flows From Investing Activities:
   Additions to real estate                       (477)     (75)     (26)
      Cash used in investing activities           (477)     (75)     (26)

Cash Flows From Financing Activities:
   Joint venture partners'
    distributions paid                              --     (966)    (450)
    Contributions received                         112       --       --
      Cash provided by (used in)
            financing activities                   112     (966)    (450)

Increase in Cash and Cash Equivalents              195       24      141

Cash and Cash equivalents at Beginning of Year     263      239       98

Cash and Cash equivalents at End of Year         $ 458  $   263  $   239

                 See Accompanying Notes to Financial Statements

                         Notes To Financial Statements

Note A - Organization And Summary Of Significant Accounting Policies

Organization:

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

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents:

The Partnership considers all highly liquid investments with an original maturity date of three months or less at the time of purchase to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Leases:

The Partnership leases certain commercial space to tenants under various lease terms. The leases are accounted for as operating leases in accordance with "Financial Accounting Standards Board Statement No. 13."

Some of the leases contain stated rental increases during their term. For leases with fixed rental increases, rents are recognized on a straight-line basis over the terms of the lease. This straight-line basis recognized $119,000 more in rental income than was collected in 1996. This amount will be collected in future years as cash collections under the terms of the leases exceed the straight-line basis of revenue recognition.

For all other leases, minimum rents are recognized over the terms of the leases.

Investment Properties:

Real estate is stated at cost. Acquisition fees are capitalized as a cost of real estate. In 1995, the Partnership adopted "SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Asset to be Disposed Of", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of the SFAS had no effect on the Partnership's financial statements.

Depreciation:

Depreciation is computed by the straight-line method over estimated useful lives ranging from 4 to 39 years for buildings and improvements.

Deferred Leasing Commission:

Leasing commissions are deferred and amortized over the lives of the related leases, which range from one to eleven years. At December 31, 1996 and 1995, accumulated amortization of deferred leasing commissions totaled $85,000 and $90,000, respectively.

Net Income (Loss) Allocation:

Net income (loss) is allocated based on the ratio of each partner's capital contribution to the joint venture.

Income Taxes:

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Reclassification:

Certain reclassifications have been made to the 1995 and 1994 balances to conform to the 1996 presentation.

Note B - Related Party Transactions

During 1996 and 1995, the Partnership paid an affiliate of the general partner a $18,000 and $16,000 fee, respectively, relating to a successful real estate tax appeal for the joint venture. These fees were allocated 66.67% to XXIII and 33.33% to XXIV, in accordance with the partnership agreement.

Note C - Allowance for impairment of Value

During 1994, based upon current economic conditions and projected future operational cash flows, the Partnership determined that the decline in value of the Coral Palm Plaza Shopping Center was other then temporary and that recovery of its carrying value was not likely. Accordingly, the property's carrying value was reduced by $4,500,000 to an amount equal to its estimated fair value. Due to the current real estate market it is reasonably possible that the Partnership's estimate of fair value will change within the next year.

Note D - Termination Agreement with Former Tenant

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

Note E - Minimum Future Rental Revenues

Minimum future rental revenues from operating leases having non-cancelable lease terms in excess of one year at December 31, 1996 are as follows:

                        1997                   $  790
                        1998                      772
                        1999                      678
                        2000                      652
                        2001                      516
                        Thereafter              1,602
                        Total                  $5,010

Rental revenue from one tenant was 12 percent, 20 percent and 22 percent of total rental revenues in 1996, 1995 and 1994, respectively. Rental revenue from another tenant was 12 percent, 19 percent and 13 percent of total rental revenues in 1996, 1995, and 1994, respectively.

Rental revenues included percentage and other contingent rentals of $33,000, $59,000 and $40,000 in 1996, 1995 and 1994, respectively.

Amortization of deferred leasing commissions totaled $37,000, $32,000 and $29,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

Note F - Real Estate and Accumulated Depreciation

                               Initial Cost to Partnership
                                                                 Cost
                                                              Capitalized
                                                 Related       (removed)
                                                 Personal     subsequent
   Description   Encumbrances      Land          Property   to acquisition
                                                     ( in thousands)
Coral Palm Plaza
 Coral Springs,
  Florida            $ --        $ 5,009         $11,046       $(6,529)

                  Gross Amount at Which Carried
                       at December 31, 1996
                                             Accumulated
                          Buildings          Depreciation
                             and             and Provision    Year of      Date of     Depreciable
  Description      Land  Improvements Total  for Impairment Construction  Acquisition  Life-Years
                             (in thousands)
Coral Palm Plaza  $2,393   $7,133    $9,526      $3,296          1985        1/87      4 to 39 yrs


Reconciliation of Real Estate and Accumulated Depreciation (in thousands)

Real Estate:
                                         Years ended December 31,
                                        1996        1995      1994

Balance at beginning of year          $ 9,049    $ 8,974     $13,448
Property improvements                     477         75          26
Allowance for impairment of value          --         --      (4,500)
                                      $ 9,526    $ 9,049     $ 8,974


Accumulated Depreciation:

Balance at beginning of year          $ 3,046    $ 2,829     $ 2,478
Additions charged to expense              250        217         351
Balance at end of year                $ 3,296    $ 3,046     $ 2,829


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996, 1995 and 1994, is $17,044,000, $16,567,000 and $16,492,000,
respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996 and 1995, is $3,324,000, $2,976,000 and
$2,637,000, respectively.

                                  EXHIBIT 99.2

                    MINNEAPOLIS BUSINESS PARKS JOINT VENTURE

                              FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 and 1994

List of Financial Statements



       Independent Auditors' Reports

       Balance Sheets - December 31, 1996 and 1995

       Statements of Operations-Years Ended December 31, 1996, 1995 and 1994

       Statements of Changes in Partners' Capital-Years Ended December 31,
          1996, 1995 and 1994

       Statements of Cash Flows-Years Ended December 31, 1996, 1995 and 1994

       Notes to Financial Statements



To the Partners
Minneapolis Business Parks Joint Venture
Greenville, South Carolina



                          Independent Auditors' Report


We have audited the accompanying balance sheets of Minneapolis Business Parks Joint Venture (the "Partnership") as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Minneapolis Business Parks Joint Venture as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



                                                   /s/ Imowitz Koenig & Co., LLP

New York, N.Y.
February 18, 1997


                                 BALANCE SHEETS
                                 (in thousands)


                                                         December 31,
                                                       1996         1995
Assets
  Cash and cash equivalents                          $ 1,543    $   159
  Receivables and other assets                           507        436

  Investment Properties:
    Land                                               4,523      4,523
    Building and related personal property            16,035     15,944
                                                      20,558     20,467
    Less accumulated depreciation                     (5,196)    (4,603)
                                                      15,362     15,864

                                                     $17,412    $16,459

Liabilities and Partners' Capital

  Accrued expenses and other liabilities             $   176    $   157

Partners' Capital:
  Century Pension Income Fund XXIII                   11,668     11,033
  Century Pension Income Fund XXIV                     5,568      5,269
  Total partners' capital                             17,236     16,302

                                                     $17,412    $16,459

                 See Accompanying Notes to Financial Statements

                            STATEMENTS OF OPERATIONS
                                 (in thousands)



                                             Years Ended December 31,
                                              1996       1995     1994
Revenues:
  Rental                                    $3,000     $2,833   $2,648
  Other income                                 136         48       18
Total revenues                              $3,136      2,881    2,666

Expenses:
  Operating                                  1,593      1,521    1,402
  Depreciation                                 593        604      613
  General and administrative                    16          8       11
  Total expenses                             2,202      2,133    2,026

Net income                                  $  934     $  748   $  640

Allocation of net income:
 Century Pension Income Fund XXIII          $  635     $  509   $  435
 Century Pension Income Fund XXIV              299        239      205

                                            $  934     $  748   $  640

                 See Accompanying Notes to Financial Statements


                        STATEMENTS OF PARTNERS' CAPITAL
                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                                 (in thousands)


                                       Century Pension Century Pension
                                         Income Fund     Income Fund
                                            XXIII           XXIV        Total

Partners' capital at January 1, 1994        $11,113       $5,307       $16,420
  Net income for the year ended
    December 31, 1994                           435          205           640

Partners' capital at December 31, 1994       11,548        5,512        17,060
  Net income for the year ended
    December 31, 1995                           509          239           748

  Distributions to partners                  (1,024)        (482)       (1,506)

Partners' capital at December 31, 1995       11,033        5,269        16,302
  Net income for the year ended
    December 31, 1996                           635          299           934

Partners' capital at December 31, 1996      $11,668       $5,568       $17,236

                 See Accompanying Notes to Financial Statements


                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                    Years Ended December 31,
                                                    1996      1995      1994

Cash Flows From Operating Activities:
Net income                                         $  934   $   748    $  640
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization                     677       683       685
    Change in accounts:
       Receivables and other assets                  (155)     (167)     (221)
       Accrued expenses and other liabilities          19         6         8
 Net cash provided by operating activities          1,475     1,270     1,112

Cash Flows From Investing Activities:
 Additions to real estate                             (91)     (253)     (560)
 Cash used in investing activities                    (91)     (253)     (560)

Cash Flows From Financing Activities:
    Joint venture partners' distributions paid         --    (1,506)       --
    Cash used in financing activities                  --    (1,506)       --

Increase (decrease) in Cash and Cash Equivalents    1,384      (489)      552

Cash and Cash equivalents at Beginning of Year        159       648        96

Cash and Cash equivalents at End of Year           $1,543   $   159    $  648


                 See Accompanying Notes to Financial Statements

Note A - Organization and Summary of Significant Accounting Policies

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

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents:

The Partnership considers all highly liquid investments with an original maturity date of three months or less at the time of purchase to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Leases:

The Partnership leases certain commercial space to tenants under various lease terms. The leases are accounted for as operating leases in accordance with "Financial Accounting Standards Board Statement No. 13."

Some of the leases contain stated rental increases during their term. For leases with fixed rental increases, rents are recognized on a straight-line basis over the terms of the lease. This straight-line basis recognized $96,000 more in rental income than was collected in 1996. This amount will be collected in future years as cash collections under the terms of the leases exceed the straight-line basis of revenue recognition.

For all other leases, minimum rents are recognized over the terms of the leases.

Investment Properties:

Real estate is stated at cost. Acquisition fees are capitalized as a cost of real estate. In 1995, the Partnership adopted "SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Asset to be Disposed Of", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of the SFAS had no effect on the Partnership's financial statements.

Depreciation:

Depreciation is computed by the straight-line method over estimated useful lives ranging from 30 to 39 years for buildings and improvements.

Deferred Leasing Commission:

Leasing commissions are deferred and amortized over the lives of the related leases, which range from one to eleven years. At December 31, 1996 and 1995, accumulated amortization of deferred leasing commissions totaled $221,000 and $205,000, respectively.

Net Income Allocation:

Net income is allocated based on the ratio of each partner's capital contribution to the joint venture.

Income Taxes:

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Reclassification:

Certain reclassifications have been made to the 1995 and 1994 balances to conform to the 1996 presentation.

Note B - Related Party Transactions

During 1995, the Partnership paid an affiliate of the general partner a $33,000 fee relating to a successful real estate tax appeal on Alpha and Westpoint
Business Center joint venture properties.   These fees were allocated 68% to
XXIII and 32% to XXIV, in accordance with the partnership agreement.

Note C - Minimum Future Rental Revenues

Minimum future rental revenues from operating leases having non-cancelable lease terms in excess of one year at December 31, 1996, are as follows:

                      1997           $ 2,351
                      1998             1,943
                      1999             1,310
                      2000               765
                      2001               463
                   Thereafter            403

                      Total          $ 7,235

Amortization of deferred leasing commissions totaled $84,000, $79,000, and $72,000 for the years ended December 31, 1996, 1995, and 1994, respectively.


Note D - Real Estate and Accumulated Depreciation


                                       December 31, 1996
                                   Initial Cost to Partnership
                                            Buildings and       Cost Capitalized
                                           Related Personal   (removed) subsequent
      Description      Encumbrances  Land      Property           to acquisition
                                                  (Amounts in Thousands)
Alpha Business Center    $     --   $3,199     $ 6,735                $485

Plymouth Service               --      475       2,306                 (40)

Westpoint Business             --    1,166       5,987                 245

Total                     $    --   $4,840     $15,028                $690

                         Gross Amount at Which Carried
                            at December 31, 1996

                             Buildings and          Accumulated     Year of        Date of    Depreciable
     Description       Land   Improvements   Total  Depreciation  Construction   Acquisition  Life-Years
                              (amounts in thousands)
Alpha Business Center $3,002   $ 7,417     $10,419     $2,448          1979           5/87     30-39 Years

Plymouth  Service        419     2,322       2,741        712          1979           5/87     30-39 Years

Westpoint Business     1,102     6,296       7,398      2,036          1979           5/87     30-39 Years

Total                 $4,523   $16,035     $20,558     $5,196


                         Notes To Financial Statements
                  Years Ended December 31, 1996, 1995 and 1994

Reconciliation of Real Estate and Accumulated Depreciation (in thousands)

Real Estate:
                                    Years ended December 31,
                                    1996        1995      1994

Balance at beginning of year      $20,467    $20,214    $19,654
Property improvements                  91        253        560
Balance at end of year            $20,558    $20,467    $20,214

Accumulated Depreciation:

Balance at beginning of year      $ 4,603    $ 3,999    $ 3,386
Additions charged to expense          593        604        613
Balance at end of year            $ 5,196    $ 4,603    $ 3,999


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996, 1995 and 1994, is $21,891,000, $21,800,000 and $21,547,000,
respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996, 1995 and 1994, is $4,496,000, $3,993,000 and
$3,499,000, respectively.