Form 10-Q
period 1997-03-31
CENTURY PENSION INCOME FUND XXIV
filed 1997-04-28
CIK 780590

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


                For the quarterly period ended March 31, 1997

                                      or

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


                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)                         CENTURY PENSION INCOME FUND XXIV

                                 BALANCE SHEETS
                        (in thousands, except unit data)


                                                    March 31, December 31,
                                                      1997        1996
                                                   (Unaudited)   (Note)
Assets
  Cash and cash equivalents                        $  2,043   $  1,929
  Receivables and other assets                          329        488
  Investments in unconsolidated joint ventures        7,931      7,844
  Investment properties:
       Land                                           4,397      4,397
       Buildings and related personal property       13,379     13,379
                                                     17,776     17,776
       Accumulated depreciation                      (3,824)    (3,704)
                                                     13,952     14,072

                                                   $ 24,255   $ 24,333


Liabilities and Partners' Capital
Liabilities
  Accrued expenses and other liabilities           $    108   $    140

Partners' Capital
  General partners'                                      --         --
  Limited partners (73,341 units issued and
    outstanding at March 31, 1997, and
    December 31, 1996)                               24,147     24,193
      Total partners' capital                        24,147     24,193

                                                   $ 24,255   $ 24,333

Note: The balance sheet at December 31, 1996, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 See Accompanying Notes to Financial Statements


b)                         CENTURY PENSION INCOME FUND XXIV

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                                       Three Months Ended
                                                           March 31,
                                                      1997          1996
Revenues:
  Rental income                                    $  507         $  579
  Other income                                         26             28
  Equity in income of unconsolidated
     joint ventures                                    87             64
       Total revenues                                 620            671

Expenses:
  Operating                                           149            109
  General and administrative                          119            164
  Depreciation                                        120            118
       Total expenses                                 388            391

Net income                                         $  232         $  280

Net income allocated to general partner            $    3         $    3
Net income allocated to limited partners              229            277

                                                   $  232         $  280

Net income per limited partnership unit            $ 3.13         $ 3.78

Cash distributions per limited
  partnership unit                                 $ 3.75         $ 3.75

                 See Accompanying Notes to Financial Statements


c)                         CENTURY PENSION INCOME FUND XXIV

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)


                                 Limited
                               Partnership   General      Limited
                                  Units     Partners'    Partners'     Total

Original capital contributions   73,341      $    --     $ 36,671    $ 36,671

Partners' capital
 at December 31, 1996            73,341      $    --     $ 24,193    $ 24,193

Net income for the three
  months ended March 31, 1997                      3          229         232

Distributions to partners                         (3)        (275)       (278)

Partners' capital
 at March 31, 1997               73,341      $    --     $ 24,147    $ 24,147

                 See Accompanying Notes to Financial Statements


d)                       CENTURY PENSION INCOME FUND XXIV

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                         Three Months Ended
                                                              March 31,
                                                           1997      1996
Cash flows from operating activities:
 Net income                                            $   232    $   280
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                          120        118
     Amortization of lease commissions                      11          9
     Equity in income of unconsolidated joint
       ventures' operations                                (87)       (64)
     Change in accounts:
       Receivables and other assets                        148       (164)
       Accrued expenses and other liabilities              (32)        18

         Net cash provided by operating activities         392        197

Cash flows from investing activities:
  Contributions to unconsolidated joint venture             --        (38)

         Net cash used in investing activities              --        (38)

Cash flows from financing activities:
  Distributions to partners                               (278)      (278)

         Net cash used in financing activities            (278)      (278)

Increase (decrease) in cash and cash equivalents           114       (119)

Cash and cash equivalents at beginning of period         1,929      2,190

Cash and cash equivalents at end of period             $ 2,043    $ 2,071

                 See Accompanying Notes to Financial Statements


e)                       CENTURY PENSION INCOME FUND XXIV

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation, the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of the Managing General Partner were charged to expense in 1997 and 1996 (in thousands):


                                                   For the Three Months Ended
                                                            March 31,
                                                       1997         1996

Partnership management fee (included in general
  and administrative expenses)                          $ 31       $ 31
Reimbursement for services of affiliates (included
  in general and administrative expenses)                 15         54


Since January 19, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

The general partner received cash distributions of approximately $3,000 during the three months ended March 31, 1997 and 1996.

NOTE C - INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

The Partnership has investments in two unconsolidated joint ventures as follows:

Coral Palm Plaza Joint Venture

On January 23, 1987, the Partnership acquired a 33.33% ownership interest in Coral Palm Plaza Joint Venture ("Coral Palm"), a joint venture with Century Pension Income Fund XXIII, a California Limited Partnership ("CPIF XXIII") and an affiliate of the Managing General Partner. Also, on January 23, 1987, Coral Palm Plaza Joint Venture acquired the Coral Palm Plaza, a shopping center located in Coral Springs, Florida. The Partnership's interest in the Coral Palm Plaza Joint Venture is reported using the equity method of accounting.

Summary financial information for Coral Palm Plaza Joint Venture is as follows (in thousands):

                                       March 31,       December 31
                                         1997              1996

Total assets                            $ 7,167        $ 7,301
Total liabilities                          (357)          (468)

Total ventures' equity                  $ 6,810        $ 6,833

                                        For the Three Months Ended
                                                March 31,
                                         1997              1996

Total revenues                          $   218        $   279
Total expenses                             (241)          (333)

Net loss                                $   (23)       $   (54)


In 1997, the Partnership did not receive a distribution from the Joint Venture. In 1996, the Partnership paid contributions of approximately $38,000 to the Joint Venture.

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

Summary financial information for Minneapolis Business Park Joint Venture is as follows (in thousands):

                                        March 31,        December 31,
                                          1997              1996

Total assets                            $17,876           $17,412
Total liabilities                          (346)             (176)

Total ventures' equity                  $17,530           $17,236

                                        For the Three Months Ended
                                                  March 31,
                                          1997              1996

Total revenues                          $   822           $   766
Total expenses                             (528)             (509)

Net income                              $   294           $   257

In 1997 and 1996, the Partnership did not receive a distribution from the Joint Venture.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of three wholly-owned shopping centers, as well as three business parks and one shopping center owned by two unconsolidated joint ventures between the Partnership and an affiliated partnership. The following table sets forth the average occupancy of the three wholly-owned properties for the three months ended March 31, 1997 and 1996:


                                                     Average
                                                    Occupancy
Property                                       1997          1996
Butler Square Center
  Mauldin, South Carolina                      100%           97%
Kenilworth Commons Shopping Center
  Charlotte, North Carolina                    100%          100%
Plantation Pointe Shopping Center
  Smyrna, Georgia                               98%           98%

The Managing General Partner attributes the increased occupancy at Butler Square Shopping Center to the growing local economy, which has been strongly influenced by the introduction of two major employers into the market.

The Partnership's net income for the three months ended March 31, 1997 was approximately $232,000 versus approximately $280,000 for the same period of 1996. The decrease in net income is primarily attributable to a decrease in rental income and an increase in operating expenses. The decrease in rental income is due to a decrease in rental rates at Kenilworth Commons and Plantation Pointe Shopping Centers to maintain current occupancy levels. Also contributing to the decrease in rental income was a decrease in common area maintenance ("CAM") revenue at all three of the investment properties. The increase in operating expenses is due to landscaping at Plantation Pointe and parking lot repairs at Butler Square. Additionally, operating expenses increased due to an increase in real estate taxes at Butler Square which were due to a reassessment of the property in 1996. Included in operating expense is $7,000 of major repairs and maintenance comprised of landscaping for the quarter ended March 31, 1997.

Partially offsetting the decrease in net income was an increase in income from unconsolidated joint venture and a decrease in general and administrative expenses. The increase in income from unconsolidated joint ventures is primarily attributable to a decrease in the loss at Coral Palm Plaza. The decrease in loss is due to the recognition of bad debt expense in the first quarter of 1996 related to two major tenants, who subsequently vacated their space in 1996. The decrease in general and administrative expenses is attributable to a decrease in expense reimbursements. The decrease in expense reimbursements during the three months ended March 31, 1997, is directly attributable to the combined transition efforts of the Greenville, South Carolina and Atlanta, Georgia, administrative offices during the 1995 year-end close, preparation of the 1995 10-K and tax return (including the limited partner K-1's) and transition of asset management responsibilities to the new administration during the three months ended March 31, 1996.

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

At March 31, 1997, the Partnership had unrestricted cash of approximately $2,043,000 as compared to $2,071,000 at March 31, 1996. Net cash provided by operating activities increased due to the decrease in receivables and other assets. The decrease in receivables and other assets is primarily attributable to the decrease in common area maintenance receivables due to the timing of receipts. Net cash used in investing activities decreased due to a contribution by the Partnership to the Coral Palm Plaza Joint Venture in 1996. The contribution was necessary to help fund tenant improvements at Coral Palm. Net cash used in financing activities remained constant, representing distributions of $278,000 to the partners for the three months ended March 31, 1997 and 1996.

The Partnership has no material capital programs scheduled to be performed in 1997, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the partnership. The Partnership distributed $278,000 to the partners (including $3,000 to the general partner) during the three months ended March 31, 1997 and 1996. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves, however, quarterly distributions are expected to continue throughout 1997. The level of such distributions will be contingent upon successful future operations.



                          PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a) Exhibits:

         Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      b) Reports on Form 8-K:

         None were filed for the quarter ended March 31, 1997.

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


                           Date:  April 28, 1997