Form 10-Q
period 1997-06-30
CENTURY PENSION INCOME FUND XXIV
filed 1997-08-07
CIK 780590

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


                  For the quarterly period ended June 30, 1997

                                       or

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


                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)                         CENTURY PENSION INCOME FUND XXIV

                                 BALANCE SHEETS
                        (in thousands, except unit data)


                                                           June 30,     December 31,
                                                             1997           1996
                                                          (Unaudited)      (Note)
Assets
  Cash and cash equivalents                              $   1,957      $  1,929
  Receivables and other assets                                 411           488
  Investments in unconsolidated joint ventures               8,021         7,844
  Investment properties:
       Land                                                  4,397         4,397
       Buildings and related personal property              13,381        13,379
                                                            17,778        17,776
       Accumulated depreciation                             (3,944)       (3,704)
                                                            13,834        14,072

                                                         $  24,223      $ 24,333
Liabilities and Partners' Capital
Liabilities
  Accrued expenses and other liabilities                 $     148      $    140
Partners' Capital
  General partner                                               --            --
  Limited partners' (73,341 units issued and
    outstanding at June 30, 1997, and
    December 31, 1996)                                      24,075        24,193
      Total partners' capital                               24,075        24,193

                                                         $  24,223      $ 24,333

      Note: The balance sheet at December 31, 1996, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 See Accompanying Notes to Financial Statements

b)                         CENTURY PENSION INCOME FUND XXIV

                            STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)

                                   Three Months Ended          Six Months Ended
                                        June 30,                   June 30,
                                  1997           1996          1997           1996
Revenues:
 Rental income                  $  513         $  493         $ 1,020        $ 1,072
 Other income                       27             25              53             53
 Equity in income of
   unconsolidated joint
   ventures                         90             92             177            156
     Total revenues                630            610           1,250          1,281
Expenses:
 Operating                         153            138             302            247
 General and administrative        152            155             271            319
 Depreciation                      120            120             240            238
     Total expenses                425            413             813            804

Net income                      $  205         $  197         $   437        $   477

Net income allocated to
  general partner               $    2         $    3         $     5        $     6

Net income allocated to
  limited partners                 203            194             432            471
                                $  205         $  197         $   437        $   477

Net income per limited
  partnership unit              $ 2.76         $ 2.64         $  5.89        $  6.42

Cash distributions per
  limited partnership unit      $ 3.75         $ 3.75         $  7.50        $  7.50

                    See Accompanying Notes to Financial Statements

c)                         CENTURY PENSION INCOME FUND XXIV

                      STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                     (Unaudited)
                           (in thousands, except unit data)

                                     Limited
                                   Partnership    General       Limited
                                      Units       Partner      Partners'       Total
Original capital contributions      73,341       $    --       $ 36,671      $36,671

Partners' capital at
  December 31, 1995                 73,341       $    --       $ 24,318      $24,318

Distributions to partners               --            (6)         (550)         (556)

Net income for the six months
 ended June 30, 1996                    --             6           471           477

Partners' capital at
 June 30, 1996                      73,341       $    --       $ 24,239      $24,239

Partners' capital at
 December 31, 1996                  73,341       $    --       $ 24,193      $24,193

Distributions to partners               --            (5)         (550)         (555)

Net income for the six months
 ended June 30, 1997                    --             5           432           437

Partners' capital at
 June 30, 1997                      73,341       $    --      $(24,075)      $24,075

                    See Accompanying Notes to Financial Statements

d)                         CENTURY PENSION INCOME FUND XXIV

                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                    (in thousands)

                                                               Six Months Ended
                                                                   June 30,
                                                               1997           1996
Cash flows from operating activities:
 Net income                                               $   437        $   477
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                             240            238
     Amortization of lease commissions                         21             21
     Equity in income of unconsolidated joint
       ventures' operations                                  (177)          (156)
     Change in accounts:
       Receivables and other assets                            56           (216)
       Accrued expenses and other liabilities                   8             33

           Net cash provided by operating activities          585            397

Cash flows from investing activities:
  Property improvements and replacements                       (2)           (34)
  Contributions to unconsolidated joint venture                --            (38)

           Net cash used in investing activities               (2)           (72)

Cash flows from financing activities:
  Distributions to partners                                  (555)          (556)

           Net cash used in financing activities             (555)          (556)

Increase (decrease) in cash and cash equivalents               28           (231)

Cash and cash equivalents at beginning of period            1,929          2,190

Cash and cash equivalents at end of period                $ 1,957        $ 1,959

                    See Accompanying Notes to Financial Statements

e)                        CENTURY PENSION INCOME FUND XXIV

                           NOTES TO FINANCIAL STATEMENTS
                                    (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Century Pension Income Fund XXIV (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation, a California corporation (the "Managing General Partner" or "FCMC"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1996.

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

The General Partner of the Partnership is Fox Partners VI, a California general partnership, whose general partners are FCMC and Fox Realty Investors ("FRI"), a California general partnership.

Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of FCMC, NPI Equity Investments II, Inc. ("NPI Equity"), the managing general partner of FRI, and National Property Investors, Inc. ("NPI"). In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and FCMC.

The following transactions with affiliates of the Managing General Partner were charged to expense in 1997 and 1996 (in thousands):

                                                        For the Six Months Ended
                                                                June 30,
                                                            1997           1996
Partnership management fee (included in general
  and administrative expenses)                            $ 62            $ 62
Reimbursement for services of affiliates (included
  in general and administrative expenses)                   47             101

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

The general partner received cash distributions of approximately $5,000 and $6,000 during the six months ended June 30, 1997 and 1996, respectively.

NOTE C - INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

The Partnership has investments in two unconsolidated joint ventures as follows:

Coral Palm Plaza Joint Venture

On January 23, 1987, the Partnership acquired a 33.33% ownership interest in Coral Palm Plaza Joint Venture ("Coral Palm"), a joint venture with Century Pension Income Fund XXIII, a California Limited Partnership ("CPIF XXIII"), an affiliate of the Managing General Partner. Also, on January 23, 1987, Coral Palm Plaza Joint Venture acquired the Coral Palm Plaza, a shopping center located in Coral Springs, Florida. The Partnership's interest in the Coral Palm Plaza Joint Venture is reported using the equity method of accounting.

Summary financial information for Coral Palm Plaza Joint Venture is as follows (in thousands):
                            June 30,    December 31
                              1997          1996

Total assets               $ 7,164       $ 7,301
Total liabilities             (311)         (468)

Total ventures' equity     $ 6,853       $ 6,833


                         For the Three Months Ended    For the Six Months Ended
                                  June 30,                     June 30,
                             1997          1996           1997          1996

Total revenues             $   222       $   255        $  440        $ 534
Total expenses                (179)         (171)         (420)        (504)

Net income                 $    43       $    84        $   20        $  30


The Partnership did not receive a distribution from the Joint Venture during the six month periods ended June 30, 1997 or 1996. The Partnership paid contributions of approximately $38,000 to the Joint Venture during the six months ended June 30, 1996.

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

Summary financial information for Minneapolis Business Park Joint Venture is as follows (in thousands):

                             June 30,     December 31,
                              1997           1996

Total assets               $17,938        $17,412
Total liabilities             (169)          (176)

Total ventures' equity     $17,769        $17,236


                       For the Three Months Ended     For the Six Months Ended
                                June 30,                      June 30,
                           1997           1996           1997           1996

Total revenues           $   791        $   751         $ 1,613      $ 1,517
Total expenses              (552)          (551)         (1,080)      (1,060)

Net income               $   239        $   200         $   533      $   457


The Partnership did not receive a distribution from the Joint Venture during the six month periods ended June 30, 1997 or 1996.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of three wholly-owned shopping centers, as well as three business parks and one shopping center owned by two unconsolidated joint ventures between the Partnership and an affiliated partnership. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1997 and 1996:

                                                     Average
                                                    Occupancy
Property                                          1997         1996

Butler Square Center
 Mauldin, South Carolina                         100%         98%

Kenilworth Commons Shopping Center
 Charlotte, North Carolina                       100%         100%

Plantation Pointe Shopping Center
 Smyrna, Georgia                                 98%          98%

The Partnership's net income for the six months ended June 30, 1997, was approximately $437,000 versus approximately $477,000 for the same period of 1996. The net income for the three months ended June 30, 1997, was approximately $205,000 compared to net income of approximately $197,000 for the three months ended June 30, 1996. The decrease in net income for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 is primarily attributable to the increase in operating expenses. The increase in operating expense is due to landscaping at Plantation Pointe, parking lot repairs at Butler Square and exterior painting at Kenilworth Commons Shopping Center. Additionally, operating expenses increased due to an increase in real estate taxes at Butler Square which were due to a reassessment of the property in 1996. Included in operating expense is approximately $35,000 of major repairs and maintenance comprised primarily of major landscaping, parking lot repairs and exterior painting for the six months ended June 30, 1997. Included in operating expense for the six months ended June 30, 1996, is approximately $9,000 comprised primarily of major landscaping.

Partially offsetting the increase in operating expense was an increase in income from unconsolidated joint ventures and a decrease in general and administrative expenses. The increase in income from unconsolidated joint ventures is primarily attributable to an increase in the income at the Minneapolis Business Park Joint Venture. The increase in income at the Minneapolis Business Park Joint Venture is primarily the result of increased rental rates and interest income. The decrease in general and administrative expenses is attributable to a decrease in reimbursements for services of affiliates. The decrease in these reimbursements is directly attributable to the combined transition efforts of the Greenville, South Carolina and Atlanta, Georgia administrative offices during the 1995 year end close, preparation of the 1995 10-K and the tax return (including the limited partner K-1's) and transition of asset management responsibilities to the new administration during the six months ended June 30, 1996.

The increase in net income for the three months ended June 30, 1997 is primarily attributable to the increase in rental income which is a result of increased occupancy at Butler Square Shopping Center. Partially offsetting the increase in rental income was an increase in operating expenses for reasons discussed above.

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

At June 30, 1997, the Partnership had unrestricted cash of approximately $1,957,000 as compared to approximately $1,959,000 at June 30, 1996. Net cash provided by operating activities increased primarily due to the decrease in receivables and other assets. The decrease in receivables and other assets is primarily attributable to the decrease in common area maintenance receivables due to the timing of receipts. Net cash used in investing activities decreased due to a contribution by the Partnership to the Coral Palm Plaza Joint Venture in 1996. The contribution was necessary to help fund tenant improvements at Coral Palm. Also contributing to the decrease in cash used in investing activities is a decrease in purchases of property improvements and replacements. Net cash used in financing activities remained constant for the six month periods ending June 30, 1997 and 1996.

The Partnership has no material capital programs scheduled to be performed in 1997, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The Partnership distributed approximately $555,000 and $556,000 to the partners (including approximately $5,000 and $6,000 to the general partner) during the six months ended June 30, 1997 and 1996. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves, however, quarterly distributions are expected to continue throughout 1997. The level of such distributions will be contingent upon successful future operations.


                               PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a) Exhibits:

           Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

        b) Reports on Form 8-K:

           None filed during the quarter ended June 30, 1997.



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


                              Date: August 7, 1997