Form 10-Q
period 1997-09-30
CENTURY PENSION INCOME FUND XXIV
filed 1997-11-14
CIK 780590

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


               For the quarterly period ended September 30, 1997

                                       or

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

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)                      CENTURY PENSION INCOME FUND XXIV

                                 BALANCE SHEETS
                        (in thousands, except unit data)




                                                   September 30,  December 31,
                                                      1997            1996
                                                   (Unaudited)       (Note)
Assets
  Cash and cash equivalents                       $   1,938        $  1,929
  Receivables and other assets                          431             488
  Investments in unconsolidated joint ventures        8,062           7,844
  Investment properties:
       Land                                           4,397           4,397
       Buildings and related personal property       13,381          13,379
                                                     17,778          17,776
       Accumulated depreciation                      (4,065)         (3,704)
                                                     13,713          14,072

                                                  $  24,144        $ 24,333


Liabilities and Partners' Capital
Liabilities
  Accrued expenses and other liabilities          $     145        $    140
Partners' Capital
  General partner                                        --              --
  Limited partners' (73,341 units issued and
    outstanding at September 30, 1997, and
    December 31, 1996)                               23,999          24,193
      Total partners' capital                        23,999          24,193

                                                  $  24,144        $ 24,333


      Note: The balance sheet at December 31, 1996, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 See Accompanying Notes to Financial Statements


b)                      CENTURY PENSION INCOME FUND XXIV

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)




                                  Three Months Ended        Nine Months Ended
                                     September 30,            September 30,
                                   1997        1996         1997         1996
Revenues:
 Rental income                  $  512      $  509       $ 1,532      $ 1,581
 Other income                       28          29            81           82
 Equity in income of
   unconsolidated joint
   ventures                         41         126           218          282
     Total revenues                581         664         1,831        1,945
Expenses:
 Operating                         136         245           438          492
 General and administrative        122         155           393          474
 Depreciation                      121         120           361          358
     Total expenses                379         520         1,192        1,324

Net income                      $  202      $  144       $   639      $   621

Net income allocated to
  general partner               $    3      $    2       $     8      $     8

Net income allocated to
  limited partners                 199         142           631          613
                                $  202      $  144       $   639      $   621
Net income per limited
  partnership unit              $ 2.71      $ 1.93       $  8.60      $  8.35

Cash distributions per
  limited partnership unit      $ 3.75      $ 3.75       $ 11.25      $ 11.25



                    See Accompanying Notes to Financial Statements



c)                         CENTURY PENSION INCOME FUND XXIV

                      STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                     (Unaudited)
                           (in thousands, except unit data)




                                    Limited
                                  Partnership  General     Limited
                                     Units     Partner    Partners'     Total

Original capital contributions      73,341     $    --    $ 36,671     $36,671

Partners' capital at
  December 31, 1995                 73,341     $    --    $ 24,318     $24,318

Distributions to partners               --          (8)       (825)       (833)

Net income for the nine months
 ended September 30, 1996               --           8         613         621

Partners' capital at
 September 30, 1996                 73,341     $    --    $ 24,106     $24,106

Partners' capital at
 December 31, 1996                  73,341     $    --    $ 24,193     $24,193

Distributions to partners               --          (8)       (825)       (833)

Net income for the nine months
 ended September 30, 1997               --           8         631         639

Partners' capital at
 September 30, 1997                 73,341     $    --    $ 23,999     $23,999

                    See Accompanying Notes to Financial Statements


d)                         CENTURY PENSION INCOME FUND XXIV

                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                    (in thousands)


                                                             Nine Months Ended
                                                               September 30,
                                                              1997        1996
Cash flows from operating activities:
 Net income                                               $   639     $   621
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                             361         358
     Amortization of lease commissions                         31          33
     Equity in income of unconsolidated joint
       ventures' operations                                  (218)       (282)
     Change in accounts:
       Receivables and other assets                            26        (176)
       Accrued expenses and other liabilities                   5          51

           Net cash provided by operating activities          844         605

Cash flows from investing activities:
  Property improvements and replacements                       (2)        (49)
  Contributions to unconsolidated joint venture                --         (38)

           Net cash used in investing activities               (2)        (87)

Cash flows from financing activities:
  Distributions to partners                                  (833)       (833)

           Net cash used in financing activities             (833)       (833)

Increase (decrease) in cash and cash equivalents                9        (315)

Cash and cash equivalents at beginning of period            1,929       2,190

Cash and cash equivalents at end of period                $ 1,938     $ 1,875

                    See Accompanying Notes to Financial Statements

e)                        CENTURY PENSION INCOME FUND XXIV

                           NOTES TO FINANCIAL STATEMENTS
                                    (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Century Pension Income Fund XXIV (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation, a California corporation (the "Managing General Partner" or "FCMC"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1996.

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

The following transactions with affiliates of the Managing General Partner were charged to expense in 1997 and 1996 (in thousands):


                                                      For the Nine Months Ended
                                                            September 30,
                                                        1997            1996
Partnership management fee (included in general
  and administrative expenses)                         $ 93             $ 93
Reimbursement for services of affiliates (included
  in general and administrative expenses)                71              128


For the period of January 19, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

The general partner received cash distributions of approximately $8,000 during both the nine month periods ended September 30, 1997 and 1996.

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

Summary financial information for Coral Palm Plaza Joint Venture is as follows (in thousands):

                         September 30,  December 31,
                              1997          1996
Total assets               $ 7,208       $ 7,301
Total liabilities             (385)         (468)
Total ventures' equity     $ 6,823       $ 6,833


                         For the Three Months Ended  For the Nine Months Ended
                                September 30,              September 30,
                              1997          1996        1997         1996
Total revenues             $   187      $   340       $  627        $ 874
Total expenses                (217)        (145)        (637)        (649)
Net (loss) income          $   (30)     $   195       $  (10)       $ 225



The Partnership did not receive a distribution from the Joint Venture during the nine month periods ended September 30, 1997 or 1996. The Partnership paid contributions of approximately $38,000 to the Joint Venture during the nine months ended September 30, 1996.

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

Summary financial information for Minneapolis Business Park Joint Venture is as follows (in thousands):

                         September 30, December 31,
                             1997         1996
Total assets               $18,254      $17,412
Total liabilities             (325)        (176)
Total ventures' equity     $17,929      $17,236

                          For the Three Months Ended  For the Nine Months Ended
                               September 30,               September 30,
                             1997         1996          1997          1996
Total revenues             $   770      $   752       $ 2,383      $ 2,269

Total expenses                (610)        (557)       (1,690)      (1,617)
Net income                 $   160      $   195       $   693      $   652


The Partnership did not receive a distribution from the Joint Venture during the nine month periods ended September 30, 1997 or 1996.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of three wholly-owned shopping centers, as well as three business parks and one shopping center owned by two unconsolidated joint ventures between the Partnership and an affiliated partnership. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1997 and 1996:


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

The Partnership's net income for the nine months ended September 30, 1997, was approximately $639,000 versus approximately $621,000 for the same period of 1996. The net income for the three months ended September 30, 1997, was approximately $202,000 compared to net income of approximately $144,000 for the three months ended September 30, 1996.

The increase in net income for the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996 is primarily attributable to the decrease in operating and general and administrative expenses. The decrease in operating expense is attributable to an increase in worker's compensation expense in 1996 due to the settlement of 1992 and 1993 audits. The decrease in general and administrative expense is attributable to a decrease in reimbursements for services of affiliates. The decrease in these reimbursements is directly attributable to the combined transition efforts of the Greenville, South Carolina and Atlanta, Georgia administrative offices during the 1995 year end close, preparation of the 1995 10-K and the tax return (including the limited partner K-1's) and transition of asset management responsibilities to the new administration during the nine months ended September 30, 1996. Included in operating expense is approximately $50,000 of major repairs and maintenance comprised primarily of major landscaping, parking lot repairs, exterior building repairs and painting for the nine months ended September 30, 1997. Included in operating expense for the nine months ended September 30, 1996, is approximately $39,000 comprised primarily of major landscaping and parking lot repairs.

Partially offsetting the above decreases in expenses is a decrease in rental income for the nine months ended September 30, 1997, and a decrease in income from unconsolidated joint ventures for both the three and nine months ended September 30, 1997. The decrease in rental income for the nine months ended September 30, 1997 is attributable to the excess tenant reimbursements received in 1996 at Plantation Pointe related to 1995 expense recoveries. The decrease in income of unconsolidated joint ventures is attributable to increased maintenance expenses consisting of exterior painting and roof repairs at Coral Palm Plaza, in addition to an increase in property taxes for 1997. Also contributing to the decrease is a decrease in tenant reimbursements at Coral Palm Plaza.

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

At September 30, 1997, the Partnership had unrestricted cash of approximately $1,938,000 as compared to approximately $1,875,000 at September 30, 1996. Net cash provided by operating activities increased primarily due to the decrease in receivables and other assets. The decrease in receivables and other assets is primarily attributable to the decrease in common area maintenance receivables due to the timing of receipts. Net cash used in investing activities decreased due to a contribution by the Partnership to the Coral Palm Plaza Joint Venture in 1996. The contribution was necessary to help fund tenant improvements at Coral Palm. Also contributing to the decrease in cash used in investing activities is a decrease in purchases of property improvements and replacements. Net cash used in financing activities remained constant for the nine month periods ending September 30, 1997 and 1996.

The Partnership has no material capital programs scheduled to be performed in 1997, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The Partnership distributed approximately $833,000 to the partners (including approximately $8,000 to the general partner) during both the nine months ended September 30, 1997 and 1996. A distribution of approximately $278,000 to the partners is to occur in Novemer 1997. The limited partners will receive approximately $275,000 ($3.75 per limited partner unit) and the general partner will receive approximately $3,000.


                               PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a)     Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

        b)     Reports on Form 8-K:

               None filed during the quarter ended September 30, 1997.



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


                              Date:  November 14, 1997