Form 10-K
period 1997-12-31
CENTURY PENSION INCOME FUND XXIV
filed 1998-03-31
CIK 780590

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

                  For the fiscal year ended December 31, 1997

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

                  One Insignia Financial Plaza, P.O. Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

                                (864)  239-1000
                           Issuer's telephone number

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.
Market value information for Registrant's Partnership Interests is not available.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE


                                     PART I

ITEM 1. BUSINESS

Century Pension Income Fund XXIV (the "Partnership" or "Registrant") was organized in June 1984 as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Partners VI, a California general partnership, is the General Partner of the Registrant. Fox Capital Management Corporation (the "Managing General Partner") and Fox Realty Investors ("FRI") are the General Partners of Fox Partners VI. The managing general partner of FRI is NPI Equity Investments II, Inc. ("NPI Equity II").

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

The Registrant has no employees. Management and administrative services are performed by the Managing General Partner, Insignia Commercial Group, L.P., an affiliate of Insignia Financial Group, Inc. ("Insignia"), the ultimate parent company of the Managing General Partner, and a third party management company. Pursuant to a management agreement between them, Insignia Commercial Group, L.P., and a third party management company provide property management services to the Registrant. See "Item 8. Financial Statements and Supplementary Data - Note B" for additional information.

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

In addition, in October 1995, the Coral Palm Plaza Joint Venture accepted a lease buy-out from a tenant that occupied 11,300 square feet of space for $300,000. Management is currently attempting to re-lease the vacated space.

From March 1988 through December 1993, the Registrant's affairs were managed by Metric Management, Inc. ("MMI") or a predecessor. On December 16, 1993, the service agreement with MMI was modified and, as a result thereof, the Managing General Partner began directly providing real estate advisory and asset management services to the Registrant. As advisor, such affiliate provides all partnership accounting and administrative services, investment management, and supervisory services over property management and leasing.

On December 6, 1993, the shareholders of the Managing General Partner entered into a Voting Trust Agreement with NPI Equity II pursuant to which NPI Equity II was granted the right to vote 100% of the outstanding stock of the Managing General Partner. In addition, NPI Equity II became the managing partner of FRI. As a result, NPI Equity II indirectly became responsible for the operation and management of the business and affairs of the Registrant and the other investment partnerships originally sponsored by the Managing General Partner and/or FRI. The individuals who had served previously as partners of FRI and as officers and directors of the Managing General Partner contributed their general partnership interests in FRI to a newly formed limited partnership, Portfolio Realty Associates, L.P. ("PRA"), in exchange for limited partnership interests in PRA. The shareholders of the Managing General Partner and the prior partners of FRI, in their capacity as limited partners of PRA, continue to hold, indirectly, certain economic interests in the Registrant and such other investment limited partnerships, but have ceased to be responsible for the operation and management of the Registrant and such other partnerships.

On January 19, 1996, IFGP Corporation, an affiliate of Insignia, acquired all of the issued and outstanding shares of capital stock of National Property Investors, Inc. ("NPI"). At the time, NPI was the sole shareholder of NPI Equity II. In addition, on June 1996, an affiliate of Insignia purchased all of the issued and outstanding shares of capital stock of the Managing General Partner. As a result of the foregoing transactions, IFGP Corporation caused new officers and directors of NPI Equity II and the Managing General Partner to be elected. See "Item 10, Directors and Executive Officers of the Registrant."

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

ITEM 2.  PROPERTIES

The following table sets forth the Partnership's investments in properties:

                                       Date of
Property                               Purchase       Type           Size

Butler Square Center                    01/88       Shopping       80,000
  Mauldin, South Carolina                            Center        sq.ft.

Kenilworth Commons Shopping Center      08/88       Shopping       38,000
  Charlotte, North Carolina                          Center        sq.ft.

Plantation Pointe Shopping Center       04/89       Shopping       63,000
  Smyrna, Georgia                                    Center        sq.ft.


The Partnership owns 33 1/3% of a joint venture, Coral Palm Plaza Joint Venture, with Century Pension Income Fund XXIII ("CPF XXIII"), an affiliated partnership. The joint venture owns one property, Coral Palm Plaza, located in Coral Springs, Florida. For additional information relating to Coral Palm Plaza Joint Venture and its property see "Exhibit 99.1" attached hereto.

The Partnership owns 32% of a joint venture, Minneapolis Business Parks Joint Venture, with CPF XXIII. The joint venture owns three properties, Alpha Business Center, Plymouth Service Center and Westpoint Business Center, all of which are located in Minnesota. For additional information relating to Minneapolis Business Park's Joint Venture and its properties see "Exhibit 99.2" attached hereto.

SCHEDULE OF PROPERTIES:
(dollar amounts in thousands)

                         Gross
                       Carrying   Accumulated                           Federal
Property                 Value    Depreciation     Rate      Method    Tax Basis

Butler Square          $ 6,709     $ 1,916      3-39 yrs       S/L     $ 5,370
Kenilworth Commons       4,569         901      5-39 yrs       S/L       3,925
Plantation Pointe        6,505       1,369      4-39 yrs       S/L       5,521
                       $17,783     $ 4,186                             $14,816

See "Note A" of the financial statements included in "Item 8" for a further description of the Partnership's depreciation policy.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:

                         Average Annual Rental Rates   Average Annual Occupancy
Property                    1997             1996          1997          1996

Butler Square         $ 8.31 sq.ft.   $ 8.28 sq.ft.         100%          99%
Kenilworth Commons     12.70 sq.ft.    12.28 sq.ft.         100%         100%
Plantation Pointe       9.09 sq.ft.     9.21 sq.ft.          97%          98%


As noted under "Item 1. Business," the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other commercial buildings in the area. The Managing General Partner believes that all of the properties are adequately insured.

The following is a schedule of the lease expirations at the Registrant's properties for the years beginning 1998 through the maturities of current leases:

                        Number of                               % of Gross
                       Expirations   Square Feet   Annual Rent Annual Rent
Butler Square
1998                        3           5,075      $ 55,000       8.30%
1999                        8          27,656       232,000      34.77%
2000                        2           7,400        53,000       8.02%
2002                        1           1,500        23,000       3.49%
2007                        1          38,654       303,000      45.42%

Kenilworth Commons
1998                        2           2,259        50,000      10.20%
1999                        2           2,284        45,000       9.38%
2000                        5           5,307       107,000      22.16%
2001                        2           2,267        48,000       9.99%
2008                        1          26,000       234,000      48.27%

Plantation Pointe
1998                        3           5,825        94,000      17.17%
2000                        2           2,930        44,000       7.97%
2001                        1           4,435        51,000       9.27%
2002                        1           3,700        52,000       9.44%
2008                        1          44,000       308,000      56.14%


SCHEDULE OF REAL ESTATE TAXES AND RATES:
(dollar amounts in thousands)

                                           1997              1997
                                          Billing            Rate

Butler Square                             $ 67              1.51%
Kenilworth Commons                          42              1.26%
Plantation Pointe                           52              4.08%

SCHEDULE OF SIGNIFICANT TENANTS (1)
  AT DECEMBER 31, 1997:

                                     Square  Nature of  Expiration   Base Rent
                                    Footage   Business   of Lease     Per Year
Butler Square Center
  Tenant 1                           38,654  Grocer        2007      $302,660
  Tenant 2                            8,470  Retail        1999      $ 59,290

Kenilworth Commons Shopping Center
  Tenant 1                           26,000  Grocer        2008      $234,000

Plantation Pointe Shopping Center
  Tenant 1                           44,000  Grocer        2008      $308,000

(1) Tenant occupying 10% or more of total rentable square footage of the property.


ITEM 3.  LEGAL PROCEEDINGS

The Registrant is unaware of any pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Registrant believes that all such pending or outstanding routine litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

During the year ended December 31, 1997, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY
         HOLDER MATTERS

The Partnership, a publicly-held limited partnership, sold 73,341 Limited Partnership Assignee Units aggregating $36,670,500. The Partnership currently has 73,341 units outstanding held by 3,907 partners of record. There is no intention to sell additional Limited Partnership Assignee Units nor is there an established market for these units.

During each of the years ended December 31, 1997, 1996 and 1995, the Partnership made quarterly distributions totaling approximately $1,111,000 to the partners in each year. The limited partners received approximately $1,100,000 ($15.00 per limited partnership unit) and the general partner received approximately $11,000. The amounts represent a distribution of cash from operations. The Partnership made a distribution totaling approximately $278,000 to the partners during February 1998.


ITEM 6.  SELECTED FINANCIAL DATA

The following represents selected financial data for the Registrant, for the years ended December 31, 1997, 1996, 1995, 1994, and 1993. The data should be read in conjunction with the financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                                       For the Years Ended December 31,
                                 1997     1996     1995     1994      1993
                                    (in thousands, except per unit data)

Total revenues                $ 2,150   $ 2,250  $ 2,012  $ 1,767  $ 1,790

Net income (loss)             $   176   $   986  $ 1,017  $  (871) $   567
Net income (loss) per
  limited partnership
  assignee unit (1)           $  2.25   $ 13.30  $ 13.44  $(11.75) $  7.54

Total Assets                  $23,404   $24,333  $24,424  $24,566  $26,551

Cash distribution per limited
  partnership assignee units  $ 15.00   $ 15.00  $ 15.00  $ 15.00  $ 18.75

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

Results of Operations


1997 Compared to 1996

The Partnership's net income for the year ended December 31, 1997 was approximately $176,000 versus approximately $986,000 for the year ended December 31, 1996. The decline in net income is attributable to decreases in equity in income of the unconsolidated 33.3% owned joint venture, Coral Palm Plaza, and in rental revenue. The decrease in equity in joint venture operations is the result of the write-down of the Coral Palm Plaza Joint Venture property during 1997. During the year ended December 31, 1997, the Joint Venture property lost two major tenants. Based on its evaluation of the condition of the property after the loss of the tenants, the General Partner concluded that a $2,067,000 write-down was needed to reduce the property to its estimated fair value. The decrease in rental revenue is primarily due to decreases in rental revenue at Butler Square and in tenant reimbursements at Plantation Pointe. Partially offsetting the above decreases was a decrease in total expenses due to a decrease in general and administrative expenses. The decrease in general and administrative expense is partially attributable to a decrease in reimbursements for services of affiliates related to the transition from the Atlanta, Georgia to the Greenville, South Carolina administrative office in 1996. Additionally, the transition of asset management responsibilities to the Greenville office contributed to increased reimbursements during 1996. Included in operating expense for the year ended December 31, 1997 is approximately $58,000 of major repairs and maintenance comprised primarily of exterior building repairs, major landscaping, parking lot repairs, and exterior painting.

1996 Compared to 1995

The Partnership's net income for the year ended December 31, 1996, was approximately $986,000 versus approximately $1,017,000 for the year ended December 31, 1995. The decline in net income is attributable to a decrease in equity in income of the unconsolidated 33.3% owned joint venture, Coral Palm Plaza, and to an increase in general and administrative expense. The decrease in equity in joint venture operations is the result of the recognition of income in 1995 relating to a lease buy-out at the Partnership's unconsolidated joint venture property, Coral Palm Plaza. In December 1994, Coral Palm Plaza accepted a lease buy-out of $800,000 from a significant tenant that had occupied 27,000 square feet. The payment was received in 1995. During 1995, Coral Palm Plaza re-leased all of the unoccupied space, on similar terms, and recognized the remaining portion of the lease buy-out in the amount of $699,000 as other income. The decline in net income was partially offset by increased rental revenue at Butler Square due to increased occupancy.

Operating expense in 1996 increased due to parking lot repairs and increased management fees at Butler Square. Included in operating expense is approximately $46,000 of major repairs and maintenance comprised of major landscaping and parking lot repairs for the year ended December 31, 1996. The increase in general and administrative expenses is partially due to an increase in reimbursements to affiliates which was directly attributable to the combined transition efforts of the Greenville, South Carolina and Atlanta, Georgia administrative offices during the 1995 year-end close, preparation of the 10-K and tax returns (including the limited partner K-1's), filing for the first two quarterly reports and transition of asset management responsibilities to the new administration.

During 1997, 1996, and 1995, the Registrant was allocated its equity income
(loss) in the operations of the unconsolidated joint ventures. In 1995, the Registrant received cash distributions from the unconsolidated joint ventures. The financial statements for the unconsolidated joint ventures are presented in Exhibits 99.1 and 99.2 attached hereto.

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

At December 31, 1997, the Partnership had cash and cash equivalents of approximately $1,889,000 as compared to $1,929,000 at December 31, 1996. The net decrease in cash and cash equivalents for the years ended December 31, 1997 and 1996 is $40,000 and $261,000, respectively. Net cash provided by operating activities increased primarily due to the decrease in receivables and deposits and in other assets. The decrease in receivables and deposits and other assets is attributable to the timing of receipts. Net cash used in investing activities decreased due to a Partnership contribution to Coral Palm during 1996 which was not necessary during 1997. The decrease in cash used in investing activities is also attributable to decreases in purchases of property improvements and replacements. Net cash used in financing activities remained constant representing distributions to the partners for the years ended December 31, 1997 and 1996.

The Registrant uses working capital reserves provided from any undistributed cash flow from operations and distributions from unconsolidated joint ventures as its primary source of liquidity. For the long term, cash from operations and distributions from unconsolidated joint ventures will remain the Registrant's primary source of liquidity.

The Partnership has no material capital programs scheduled to be performed in 1998, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The Partnership distributed a total of $1,111,000 to the partners during each of the years ended December 31, 1997, 1996, and 1995. These distributions included $11,000 to the general partner and $1,100,000 ($15.00 per unit) to the limited partners. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves, however, quarterly distributions are expected to continue throughout 1998. The level of such distributions will be contingent upon successful future operations.

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

Year 2000

The Partnership is dependent upon the Managing General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Managing General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CENTURY PENSION INCOME FUND XXIV,

List of Financial Statements


       Independent Auditors' Report

       Balance Sheets - December 31, 1997 and 1996

       Statements of Operations-Years Ended December 31, 1997, 1996 and 1995

       Statements of Changes in Partners' Capital-Years Ended December 31,
          1997, 1996 and 1995

       Statements of Cash Flows-Years Ended December 31, 1997, 1996 and 1995

       Notes to Financial Statements




To the Partners
Century Pension Income Fund XXIV,
A California Limited Partnership
Greenville, South Carolina



                          Independent Auditors' Report



We have audited the accompanying balance sheets of Century Pension Income Fund XXIV, A California Limited Partnership (the "Partnership") as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Pension Income Fund XXIV, A California Limited Partnership, as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.




                                             /s/ Imowitz Koenig & Co., LLP
                                                 Certified Public Accountants


New York, N.Y.
February 12, 1998



                        CENTURY PENSION INCOME FUND XXIV

                                 BALANCE SHEETS
                        (in thousands, except unit data)


                                                                  December 31,
                                                             1997             1996
Assets
   Cash and cash equivalents                               $  1,889        $  1,929
   Receivables and deposits                                     308             298
   Other assets                                                 181             190
   Investments in unconsolidated joint ventures               7,429           7,844
   Investment properties:
     Land                                                     4,397           4,397
     Buildings and related personal property                 13,386          13,379
                                                             17,783          17,776
     Less accumulated depreciation                           (4,186)         (3,704)
                                                             13,597          14,072
                                                           $ 23,404        $ 24,333
Liabilities and Partners' Capital

Liabilities
   Accounts payable                                        $      4        $     13
   Tenant security deposit liabilities                           34              43
   Accrued property taxes                                        81              66
   Other liabilities                                             27              18

Partners' Capital
   General partner's                                             --              --
   Limited partners' (73,341 units issued and
      outstanding at December 31, 1997 and 1996)             23,258          24,193
   Total partners' capital                                   23,258          24,193
                                                           $ 23,404        $ 24,333

                 See Accompanying Notes to Financial Statements


                        CENTURY PENSION INCOME FUND XXIV

                            STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)



                                                     Years Ended December 31,
                                                   1997       1996       1995
Revenues:
 Rental income                                    $2,044     $2,133    $1,895
 Other income                                        106        117       117
   Total revenues                                  2,150      2,250     2,012

Expenses:
 Operating                                           400        392       387
 General and administrative                          516        656       512
 Depreciation                                        482        478       462
 Property taxes                                      161        161       141
   Total expenses                                  1,559      1,687     1,502

Income before equity in (loss) income of
 unconsolidated joint ventures                       591        563       510
Equity in (loss) income of
 unconsolidated joint ventures                      (415)       423       507

Net income                                        $  176     $  986    $1,017

Net income allocated to general partner           $   11     $   11    $   31
Net income allocated to limited partners             165        975       986

                                                  $  176     $  986    $1,017

Net income per limited partnership unit           $ 2.25     $13.30    $13.44

Distribution per limited partnership unit         $15.00     $15.00    $15.00

                 See Accompanying Notes to Financial Statements


                        CENTURY PENSION INCOME FUND XXIV

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                        (in thousands, except unit data)




                                  Limited
                                Partnership    General     Limited
                                   Units      Partner's   Partners'     Total

Original capital contributions    73,341       $   --     $ 36,671    $ 36,671

Partners' capital
   at December 31, 1994           73,341       $  (20)    $ 24,432    $ 24,412

Net income for the year ended
   December 31, 1995                  --           31          986       1,017

Distributions to partners             --          (11)      (1,100)     (1,111)

Partners' capital
   at December 31, 1995           73,341           --       24,318      24,318

Net income for the year ended
   December 31, 1996                  --           11          975         986

Distributions to partners             --          (11)      (1,100)     (1,111)

Partners' capital
  at December 31, 1996            73,341           --       24,193      24,193

Net income for the year ended
  December 31, 1997                   --           11          165         176

Distributions to partners             --          (11)      (1,100)     (1,111)

Partners' capital
  at December 31, 1997            73,341       $   --     $ 23,258    $ 23,258

                 See Accompanying Notes to Financial Statements


                        CENTURY PENSION INCOME FUND XXIV

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                      Years Ended December 31,
                                                       1997     1996      1995
Cash flows from operating activities:
 Net income                                         $   176  $   986   $ 1,017
 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                       482      478       462
     Amortization of lease commissions                   39       44        38
     Equity in loss (income) of unconsolidated
       joint ventures' operations                       415     (423)     (507)
     Change in accounts:
       Receivables and deposits                         (10)    (104)      (21)
       Other assets                                     (30)     (88)      (70)
       Accounts payable                                  (9)      10       (37)
       Tenant security deposit liabilities               (9)      (3)        2
       Accrued property taxes                            15       25       (13)
       Other liabilities                                  9        2        --

         Net cash provided by operating activities    1,078      927       871

Cash flows from investing activities:
  Property improvements and replacements                 (7)     (39)     (413)
  Distributions received from
     unconsolidated joint ventures                       --       --       805
  Contributions to unconsolidated joint ventures         --      (38)       --

         Net cash (used in) provided by
            investing activities                         (7)     (77)      392

Cash flows from financing activities:
  Distributions to partners                          (1,111)  (1,111)   (1,111)

         Net cash used in financing activities       (1,111)  (1,111)   (1,111)

Net (decrease) increase in cash and cash equivalents    (40)    (261)      152

Cash and cash equivalents at beginning of period      1,929    2,190     2,038

Cash and cash equivalents at end of period          $ 1,889  $ 1,929   $ 2,190

                 See Accompanying Notes to Financial Statements


                        Century Pension Income Fund XXIV
                         Notes to Financial Statements
                               December 31, 1997


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Century Pension Income Fund XXIV (the "Partnership") is a limited partnership organized in 1984 under the laws of the State of California to acquire, manage and ultimately sell income-producing real estate. The Partnership currently owns three shopping centers located in South Carolina, North Carolina and Georgia. The Partnership also holds joint venture interests in a shopping center in Florida and in three business parks in Minnesota. The General Partner is Fox Partners VI, a California general partnership, whose General Partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation and Fox Realty Investors ("FRI"), a California general partnership. The managing general partner of FRI is NPI Equity Investments II, Inc. ("NPI Equity II"). The capital contributions of $36,670,500 ($500 per assignee unit) were made by Limited Partnership Assignee Unit Holders.

On December 6, 1993, the shareholders of FCMC entered into a Voting Trust Agreement with NPI Equity II pursuant to which NPI Equity II was granted the right to vote 100 percent of the outstanding stock of FCMC and NPI Equity II became the managing general partner of FRI. As a result, NPI Equity II effectively became responsible for the operation and management of the business and affairs of the Partnership and the other investment partnerships originally sponsored by FCMC and/or FRI. NPI Equity II was, at the time, a wholly-owned subsidiary of National Property Investors, Inc. ("NPI, Inc."). The shareholders of FCMC and the partners in FRI retain indirect economic interests in the Partnership and such other investment limited partnerships, but have ceased to be responsible for the operation and management of the Partnership and such other partnerships.

On January 19, 1996, the stockholders of NPI, Inc. sold all of the issued and outstanding stock of NPI, Inc. to an affiliate of Insignia Financial Group, Inc. ("Insignia"). In addition, on June 1996, an affiliate of Insignia purchased all of the issued and outstanding shares of capital stock of the Managing General Partner. As a result of the foregoing transactions, IFGP Corporation caused new officers and directors of NPI Equity II and the Managing General Partner to be elected.

Basis of Presentation: The Partnership's investments in unconsolidated joint ventures are accounted for under the equity method of accounting.

Distributions: Cash distributions from operations were made at annualized rates of 3.0 percent of original capital contributions for each of the years 1997, 1996 and 1995.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks, money market funds and certificates of deposit with original maturities less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Leases: The Partnership leases certain commercial space to tenants under various lease terms. The leases are accounted for as operating leases in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases".

Some of the leases contain stated rental increases during their term. For leases with fixed rental increases, rents are recognized on a straight-line basis over the terms of the lease. This straight-line basis recognized $25,000 and $39,000 more in rental income than was collected in 1997 and 1996, respectively. This amount will be collected in future years, as cash collections under the terms of the leases exceed the straight-line basis of revenue recognition.

For all other leases, minimum rents are recognized over the terms of the leases.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments approximates their fair value due to the short term maturity of these instruments.

Investment Properties: Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Depreciation: Depreciation is computed by the straight-line method over estimated useful lives ranging from thirty to thirty nine years for buildings and improvements and three to five years for furnishings.

Deferred Leasing Commissions: Leasing commissions, which are included in other assets, are deferred and amortized over the lives of the related leases. At December 31, 1997 and 1996, deferred leasing commissions totaled $244,000 and $221,000 and accumulated amortization totaled $92,000 and $71,000, respectively.

Escrows for Taxes: All escrow funds are designated for the payment of real estate taxes and are held by the Partnership. These funds totaled approximately $114,000 and $92,000 at December 31, 1997 and 1996 respectively and are included in receivables and deposits.

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

Net Income Allocation: In accordance with the Partnership Agreement, net income and taxable income have been allocated to the General Partner in an amount equal to the amount of cash distributions received by the General Partner.

Reclassification: Certain reclassifications have been made to the 1996 and 1995 balances to conform to the 1997 presentation.


NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of the Managing General Partner were charged to expense in 1997, 1996 and 1995 (in thousands):

                                                    For the Years Ended December 31,
                                                      1997        1996       1995
Partnership management fee (included in general
  and administrative expense) (1)                    $123         $123       $123

Real estate tax reduction fees                         --           --         16

Reimbursement for services of affiliates (included
  in general and administrative and operating          97          126         97
  expenses) (2)

(1) The Partnership Agreement provides for the payment of a partnership management fee to the General Partner equal to ten percent of cash available for distribution. This management fee is intended to defray some of the expenses related to services provided by the General Partner, or an affiliate, but not reimbursed by the Partnership.

(2) Included in "Reimbursements for services of affiliates" for the year ended December 31, 1997, is approximately $1,000 in reimbursements for construction oversight costs. There were no reimbursements of this nature for either of the years ended December 31, 1996 or 1995.


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

The General Partner received cash distributions of $11,000 during each of the years ended December 31, 1997, 1996, and 1995.

NOTE C - INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

The Partnership has investments in two unconsolidated joint ventures as follows:

Coral Palm Plaza Joint Venture

On January 23, 1987, the Partnership acquired a 33.33% ownership interest in Coral Palm Plaza Joint Venture ("Coral Palm"), a joint venture with Century Pension Income Fund XXIII, a California Limited Partnership ("CPF XXIII") and an affiliate of FCMC and FRI. Also, on January 23, 1987, Coral Palm Plaza Joint Venture acquired the Coral Palm Plaza, a shopping center located in Coral Springs, Florida. The Partnership's interest in the Coral Palm Plaza Joint Venture is reported using the equity method of accounting.

Summary financial information for Coral Palm Plaza Joint Venture is as follows (in thousands):

                                                 December 31,
                                           1997               1996
Total assets                             $ 5,041            $ 7,301
Total liabilities                           (366)              (468)
Total ventures' equity                   $ 4,675            $ 6,833

                                           Years Ended December 31,
                                           1997               1996
Total revenues                           $   739            $ 1,183
Total expenses                            (2,897)              (807)
Net income                               $(2,158)           $   376


In 1996, the Partnership made contributions of approximately $38,000 to the Joint Venture. In 1997, the property owned by the Joint Venture with a carrying value of $6,029,000 was determined to be impaired and its value was written down by $2,067,000 to reflect its fair value at December 31, 1997 of $3,962,000.

Minneapolis Business Parks Joint Venture

On April 30, 1987, the Partnership acquired a 32% ownership interest in Minneapolis Business Parks Joint Venture, a joint venture with CPF XXIII. On May 5, 1987, Minneapolis Business Parks Joint Venture acquired Alpha Business Center located in Bloomington, Minnesota; Plymouth Service Center located in Plymouth, Minnesota, and Westpoint Business Center located in Plymouth, Minnesota. The Partnership's interest in the Minneapolis Business Parks Joint Venture is reported using the equity method of accounting.

Summary financial information for Minneapolis Business Park Joint Venture is as follows (in thousands):

                                                 December 31,
                                           1997               1996
Total assets                             $18,331            $17,412
Total liabilities                           (167)              (176)
Total ventures' equity                   $18,164            $17,236

                                           Years Ended December 31,
                                           1997               1996
Total revenues                           $ 3,190            $ 3,136
Total expenses                            (2,262)            (2,202)
Net income                               $   928            $   934


NOTE D - MINIMUM FUTURE RENTAL REVENUES

Minimum future rental revenues from operating leases having non-cancelable lease terms in excess of one year at December 31, 1997, are as follows (in thousands):

                   1998                   $ 1,645
                   1999                     1,396
                   2000                     1,081
                   2001                       967
                   2002                       902
                   Thereafter               4,490
                   Total                  $10,481


The Partnership had one tenant at each of its properties whose rental revenue was in excess of 10% of total Partnership rental revenue. At December 31, 1997, 1996 and 1995, the percentages were as follows:


                                          Percentage of Total Rental Revenue
                                            1997         1996          1995

Butler Square Center                        15%           14%           18%
Kenilworth Commons Shopping Center          11%           11%           15%
Plantation Pointe Shopping Center           15%           14%           18%


Amortization of leasing commissions totaled $39,000, $44,000 and $38,000 in 1997, 1996 and 1995, respectively.

NOTE E - RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

The differences between the accrual method of accounting for income tax reporting and the accrual method of accounting used in the financial statements are as follows (in thousands):

                                                           1997      1996      1995
Net income - financial statements                       $   176   $   986   $ 1,017
Differences resulted from:
  Depreciation                                              145       132       130
  Equity in unconsolidated joint ventures' operations       765       (16)     (178)
  Other                                                      14       (38)       (2)

Net income - income tax method                          $ 1,100   $ 1,064   $   967
Taxable income per limited partnership assignee unit
  after giving effect to the allocation to the general
  partner                                               $    15   $    14   $    13

Partner's equity - financial statements                 $23,258   $24,193   $24,318
Differences resulted from:
 Sales commissions                                        3,050     3,050     3,050
 Organization expenses                                    2,452     2,452     2,452
 Depreciation                                             1,106       961       829
 Payments credited to rental properties                     112       112       112
 Equity in unconsolidated joint ventures' operations      4,299     3,534     3,550
 Other                                                      (31)      (44)       (6)

Partners' equity - income tax method                    $34,246   $34,258   $34,305


NOTE F - REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)
                                     Initial Cost to Partnership
                                                                  Net Cost
                                                 Buildings       Capitalized
                                                and Related    (written down)
                                                 Personal       Subsequent to
     Description      Encumbrances    Land       Property        Acquisition

Butler Square Center    $  --        $  873       $ 5,396         $ 440

Kenilworth Commons
 Shopping Center           --         1,701         2,895           (27)

Plantation Pointe
 Shopping Center           --         1,865         4,563            77

TOTAL                   $  --        $4,439       $12,854         $ 490


                      Gross Amount at Which Carried
                           at December 31, 1997

                               Buildings
                              and Related
                               Personal               Accumulated      Year of         Date of          Depreciable
                      Land     Property      Total   Depreciation   Construction     Acquisition         Life-Years
                                     (in thousands)
Butler Square Center $  866    $ 5,843     $ 6,709      $ 1,916          1987            1/88           3 to 39 years

Kenilworth Commons
 Shopping Center      1,679      2,890       4,569          901          1988            8/88           5 to 39 years

Plantation Pointe
 Shopping Center      1,852      4,653       6,505        1,369          1988            4/89           4 to 39 years

TOTAL                $4,397    $13,386     $17,783      $ 4,186


Reconciliation of Real Estate and Accumulated Depreciation (in thousands):

Real Estate:
                                               Years Ended December 31,
                                            1997         1996        1995

Balance at beginning of year              $17,776     $17,737      $17,324
Property improvements and replacements          7          39          413
Balance at end of year                    $17,783     $17,776      $17,737

Accumulated Depreciation:
Balance at beginning of year              $ 3,704     $ 3,226      $ 2,764
Additions charged to expense                  482         478          462
Balance at end of year                    $ 4,186     $ 3,704      $ 3,226


The aggregate cost of the investment properties for Federal income tax purposes at December 31, 1997, 1996 and 1995, is approximately $17,896,000, $17,888,000 and $17,849,000, respectively. Accumulated depreciation for Federal income tax purposes at December 31, 1997, 1996 and 1995, is approximately $3,080,000, $2,743,000 and $2,397,000, respectively.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Neither the Registrant nor Fox Partners VI ("Fox"), the General Partner of the Registrant, has any officers or directors. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), the managing general partner of Fox, manages and controls substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. The Managing General Partner is a wholly-owned affiliate of Insignia Financial Group, Inc. ("Insignia").

The names and ages of, as well as the positions held by the executive officers and directors of FCMC are set forth below. No family relationships exist among any of the officers or directors of FCMC.


  Name                           Age               Position

  William H. Jarrard, Jr.        51                President and Director

  Ronald Uretta                  41                Vice President and Treasurer

  Martha L. Long                 38                Controller

  Robert D. Long, Jr.            30                Vice President

  Daniel M. LeBey                32                Vice President and Secretary

  Kelley M. Buechler             40                Assistant Secretary

William H. Jarrard, Jr. has been President and Director of FCMC since June 1996. He has acted as Senior Vice President of Insignia Properties Trust ("IPT"), parent of the Managing General Partner, since May 1997. Mr. Jarrard previously acted as Managing Director-Partnership Administration of Insignia from January 1991 through September 1997, and served as Managing Director-Partnership Administration and Asset Management of Insignia from July 1994 until January 1996.

Ronald Uretta has been Vice President and Treasurer of FCMC since June 1996 and Insignia's Treasurer since January 1992. Since August 1996, he has also served as Insignia's Chief Operating Officer. He has also served as Insignia's Secretary from January 1992 to June 1996 and as Chief Financial Officer from January 1992 to August 1996.

Martha L. Long has been Controller of FCMC since December 1996 and Senior Vice President - Finance and Controller of Insignia since January 1997. In June 1994, Ms. Long joined Insignia as its Controller, and was promoted to Senior Vice President - Finance in January 1997. Prior to that time, she was Senior Vice President and Controller of the First Savings Bank in Greenville, South Carolina.

Robert D. Long, Jr. has been Vice President of FCMC since January 2, 1998. Mr. Long joined Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia, in September 1993. Since 1994 he has acted as Vice President and Chief Accounting officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

Daniel M. LeBey has been Vice President and Secretary of FCMC since January 29, 1998 and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of FCMC since June 1996 and Assistant Secretary of Insignia since 1991.

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

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of the Managing General Partner were charged to expense in 1997, 1996 and 1995 (in thousands):


                                              For the Years Ended December 31,
                                                 1997       1996       1995

Partnership management fee (1)                  $123       $123       $123
Real estate tax reduction fees                    --         --         16
Reimbursement for services of affiliates (2)      97        126         97


(1) The Partnership Agreement provides for the payment of a partnership management fee to the General Partner equal to ten percent of cash available for distribution. This management fee is intended to defray some of the expenses related to services provided by the General Partner, or an affiliate, but not reimbursed by the Partnership.

(2) Included in "Reimbursements for services of affiliates" for the year ended December 31, 1997, is approximately $1,000 in reimbursements for construction oversight costs. There were no reimbursements of this nature for either of the years ended December 31, 1996 or 1995.

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

In accordance with the Partnership Agreement, the General Partner was allocated its one percent continuing interest in the Partnership's net income and taxable income and cash distributions. Net income and taxable income have been allocated to the General Partner in an amount equal to the amount of cash distributions received by the General Partner.

The General Partner received cash distributions of $11,000 during each of the years ended December 31, 1997, 1996, and 1995.



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

            27. Financial Data Schedule is filed as an Exhibit to this report.

            99.1 Coral Palm Plaza Joint Venture and audited financial statements for the years ended December 31, 1997, 1996 and 1995.

            99.2 Minneapolis Business Parks Joint Venture and audited financial statements for the years ended December 31, 1997, 1996 and 1995.

(b)        Reports on Form 8-K:

           None


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 31st day of March 1998.


                          CENTURY PENSION INCOME FUND XXIV

                          By:  Fox Partners VI
                               Its General Partner

                               By:  Fox Capital Management Corporation
                                    Its Managing General Partner


                                    By: /s/ William H. Jarrard, Jr.
                                            William H. Jarrard, Jr.
                                            President and Director

                                   Date:  March 31, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ William H. Jarrard, Jr.  President and
William H. Jarrard, Jr.       Director

/s/ Ronald Uretta            Vice President and
Ronald Uretta                 Treasurer