Form 10-Q
period 1998-03-31
CENTURY PENSION INCOME FUND XXIV
filed 1998-05-14
CIK 780590

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


                 For the quarterly period ended March 31, 1998

                                       or

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

                          PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

a)
                        CENTURY PENSION INCOME FUND XXIV
                                 BALANCE SHEETS
                        (in thousands, except unit data)



                                                     March 31,   December 31,
                                                       1998          1997
                                                    (Unaudited)     (Note)
Assets
  Cash and cash equivalents                         $  1,949      $  1,889
  Receivables and deposits                               242           308
  Other assets                                           162           181
  Investments in unconsolidated joint ventures         7,576         7,429
  Investment properties:
       Land                                            4,397         4,397
       Buildings and related personal property        13,386        13,386
                                                      17,783        17,783
       Accumulated depreciation                       (4,307)       (4,186)
                                                      13,476        13,597

                                                    $ 23,405      $ 23,404

Liabilities and Partners' Capital
Liabilities
  Accounts payable                                  $      3      $      4
  Tenant security deposit liabilities                     36            34
  Accrued property taxes                                  42            81
  Other liabilities                                       26            27

Partners' Capital
  General partners'                                       --            --
  Limited partners' (73,341 units issued and
    outstanding at March 31, 1998 and
      December 31, 1997)                              23,298        23,258
       Total partners' capital                        23,298        23,258

                                                    $ 23,405      $ 23,404

      Note: The balance sheet at December 31, 1997, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 See Accompanying Notes to Financial Statements


b)
                        CENTURY PENSION INCOME FUND XXIV

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                                     Three Months Ended
                                                          March 31,
                                                     1998           1997
Revenues:
  Rental income                                    $  535          $  507
  Other income                                         24              26
       Total revenues                                 559             533

Expenses:
  Operating                                            78             107
  General and administrative                          146             119
  Depreciation                                        121             120
  Property taxes                                       43              42
       Total expenses                                 388             388

Income before equity in income of
  unconsolidated joint ventures                       171             145
Equity in income of unconsolidated
  joint ventures                                      147              87

Net income                                         $  318          $  232

Net income allocated to general partner            $    3          $    3
Net income allocated to limited partners              315             229

                                                   $  318          $  232

Net income per limited partnership unit            $ 4.29          $ 3.13

Distributions per limited partnership unit         $ 3.75          $ 3.75


                 See Accompanying Notes to Financial Statements


c)
                        CENTURY PENSION INCOME FUND XXIV

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)



                                   Limited
                                 Partnership   General    Limited
                                    Units      Partners'  Partners'   Total

Original capital contributions     73,341      $    --    $ 36,671  $ 36,671

Partners' capital
  at December 31, 1996             73,341      $    --    $ 24,193  $ 24,193

Net income for the three months
  ended March 31, 1997                 --            3         229       232

Distributions to partners              --           (3)       (275)     (278)

Partners' capital
  at March 31, 1997                73,341      $    --    $ 24,147  $ 24,147

Partners' capital
 at December 31, 1997              73,341      $    --    $ 23,258  $ 23,258

Net income for the three months
 ended March 31, 1998                  --            3         315       318

Distributions to partners              --           (3)       (275)     (278)

Partners' capital
 at March 31, 1998                 73,341      $    --    $ 23,298  $ 23,298


                 See Accompanying Notes to Financial Statements

d)
                        CENTURY PENSION INCOME FUND XXIV

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                         Three Months Ended
                                                              March 31,
                                                          1998        1997
Cash flows from operating activities:
 Net income                                            $   318     $   232
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                          121         120
     Amortization of lease commissions                      13          11
     Equity in income of unconsolidated joint venture     (147)        (87)
     Change in accounts:
       Receivables and deposits                             66         154
       Other assets                                          6          (6)
       Accounts payable                                     (1)          1
       Tenant security deposit liabilities                   2          (5)
       Accrued property taxes                              (39)        (24)
       Other liabilities                                    (1)         (4)

         Net cash provided by operating activities         338         392

Cash flows from investing activities                        --          --

Cash flows from financing activities:
  Distributions to partners                               (278)       (278)

Increase in cash and cash equivalents                       60         114

Cash and cash equivalents at beginning of period         1,889       1,929

Cash and cash equivalents at end of period             $ 1,949     $ 2,043

                 See Accompanying Notes to Financial Statements

e)
                        CENTURY PENSION INCOME FUND XXIV

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation (the "Managing General Partner"), the managing general partner of the General Partner of the Partnership, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Managing General Partner is wholly-owned by Insignia Properties Trust ("IPT"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of the Managing General Partner were charged to expense in 1998 and 1997 (in thousands):


                                                    For the Three Months Ended
                                                              March 31,
                                                          1998        1997

Partnership management fee (included in general
  and administrative expenses)                           $ 31         $ 31
Reimbursement for services of affiliates (included
  in general and administrative expenses)                  33           15


For the period of January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

The General Partner received cash distributions of approximately $3,000 during each of the three month periods ended March 31, 1998 and 1997. The limited partners received cash distributions of approximately $275,000 during each of the three month periods ended March 31, 1998 and 1997.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.

NOTE C - INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

The Partnership has investments in two unconsolidated joint ventures as follows:

Coral Palm Plaza Joint Venture

On January 23, 1987, the Partnership acquired a 33.33% ownership interest in Coral Palm Plaza Joint Venture ("Coral Palm"), a joint venture with Century Pension Income Fund XXIII, a California Limited Partnership ("CPIF XXIII") and an affiliate of the Managing General Partner. Also on January 23, 1987, Coral Palm Plaza Joint Venture acquired the Coral Palm Plaza, a shopping center located in Coral Springs, Florida. The Partnership's interest in the Coral Palm Plaza Joint Venture is reported using the equity method of accounting.

Summary financial information for Coral Palm Plaza Joint Venture is as follows (in thousands):

                                       March 31,        December 31,
                                          1998              1997
Total assets                           $ 5,097            $ 5,041
Total liabilities                         (275)              (366)

Total ventures equity                  $ 4,822            $ 4,675

                                        For the Three Months Ended
                                                March 31,
                                          1998              1997
Total revenues                         $   324            $   218
Total expenses                            (178)              (241)

Net income (loss)                      $   146            $   (23)

In 1997, the property owned by the Joint Venture, with a carrying value of $6,029,000, was determined to be impaired and its value was written down by $2,067,000 to reflect its fair value at December 31, 1997 of $3,962,000.

The Partnership did not receive distributions from the Joint Venture during either of the three month periods ended March 31, 1998 and 1997,

Minneapolis Business Parks Joint Venture

On April 30, 1987, the Partnership acquired a 32% ownership interest in Minneapolis Business Parks Joint Venture ("Minneapolis"), a joint venture with CPIF XXIII. On May 5, 1987, Minneapolis Business Parks Joint Venture acquired Alpha Business Center located in Bloomington, Minnesota; Plymouth Service Center located in Plymouth, Minnesota, and Westpoint Business Center located in Plymouth, Minnesota. The Partnership's interest in the Minneapolis Business Parks Joint Venture is reported using the equity method of accounting.

Summary financial information for Minneapolis Business Park Joint Venture is as follows (in thousands):

                                         March 31,        December 31,
                                           1998               1997

Total assets                             $18,825            $18,331
Total liabilities                           (351)              (167)

Total ventures' equity                   $18,474            $18,164



                                         For the Three Months Ended
                                                  March 31,
                                           1998               1997

Total revenues                           $   853            $   822
Total expenses                              (543)              (528)

Net income                               $   310            $   294


The Partnership did not receive distributions from the Joint Venture during either of the three month periods ended March 31, 1998 and 1997.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

The Partnership's investment properties consist of three wholly-owned shopping centers. The Partnership also has an interest in three business parks and one shopping center owned by two unconsolidated joint ventures between the Partnership and an affiliated partnership. The following table sets forth the average occupancy of the three wholly-owned properties for the three months ended March 31, 1998 and 1997:


                                                    Average
                                                   Occupancy
Property                                       1998          1997

Butler Square Center
  Mauldin, South Carolina                      100%          100%

Kenilworth Commons Shopping Center
  Charlotte, North Carolina                    100%          100%

Plantation Pointe Shopping Center
  Smyrna, Georgia                               96%           98%

The Managing General Partner attributes the decreased occupancy at Plantation Pointe Shopping Center to the growing competition in the area and Plantation Pointe's rental rate being higher than the area's average market rate per square foot.

Results of Operations

The Partnership's net income for the three months ended March 31, 1998 was approximately $318,000 versus approximately $232,000 for the three months ended March 31, 1997. The increase in net income is primarily attributable to increases in rental income and in equity in income of the Partnership's unconsolidated joint ventures. The increase in rental income is due to increases in rental rates for several of the tenants at the Partnership's investment properties partially offset by the decline in occupancy at Plantation Pointe Shopping Center.

The increase in equity in income of the unconsolidated joint ventures is primarily attributable to net increases in rental income for the joint ventures' properties and a decrease in total expenses for the 33% owned Coral Palm joint venture property. The net increase in rental income is due to increased rental rates at Coral Palm and at Alpha Business Center, part of the 32% owned Minneapolis joint venture property. Partially offsetting these increases to rental income was a decrease in income at Westpoint Business Center (Minneapolis property) due to a decline in average occupancy. Also contributing to the increase in equity in income of the unconsolidated joint ventures was a decrease in property tax expense at Coral Palm due to a successful appeal of the 1997 assessment during the three months ended March 31, 1998.

For the three months ended March 31, 1998, there were no major repairs and maintenance performed at the Partnership's investment properties. Approximately $7,000 of major repairs and maintenance, comprised primarily of major landscaping, was included in operating expense for the three months ended March 31, 1997.

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

Liquidity and Capital Resources

The Partnership held cash and cash equivalents of approximately $1,949,000 at March 31, 1998 compared to approximately $2,043,000 at March 31, 1997. The net increase in cash and cash equivalents was approximately $60,000 and $114,000 for the three months ended March 31, 1998 and 1997, respectively. Net cash provided by operating activities decreased primarily due to a lesser increase in receivables and deposits. The decrease in cash provided by receivables and deposits is a result of the timing of collections and receipts. Net cash used in financing activities remained constant, representing distributions to partners during both periods.

The Partnership has no material capital programs scheduled to be performed in 1998, although certain routine capital expenditures and maintenance expenses have been budgeted.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The Partnership distributed $278,000 to the partners (including $3,000 to the general partner) during each of the three month periods ended March 31, 1998 and 1997. The Managing General Partner anticipates making a distribution of approximately $278,000 in May 1998. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves. The level of such distributions will be contingent upon successful future operations.

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

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.



                          PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The Managing Partner was only recently served with the complaint which it believes to be without merit, and intends to vigorously defend the action.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Partnership believes that all such other pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition or operations of the Partnership.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a) Exhibits:

         Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      b) Reports on Form 8-K:

         None were filed for the quarter ended March 31, 1998.



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


                           Date: May 14, 1998