Form 10-Q
period 1998-06-30
CENTURY PENSION INCOME FUND XXIV
filed 1998-08-12
CIK 780590

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


                  For the quarterly period ended June 30, 1998

                                       or

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


                          PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

a)
                        CENTURY PENSION INCOME FUND XXIV

                                 BALANCE SHEETS
                        (in thousands, except unit data)



                                                 June 30,   December 31,
                                                   1998         1997
                                                (Unaudited)    (Note)
Assets
  Cash and cash equivalents                     $ 1,963     $ 1,889
  Receivables and deposits                          247         308
  Other assets                                      156         181
  Investments in unconsolidated joint ventures    7,675       7,429
  Investment properties:
       Land                                       4,397       4,397
       Buildings and related personal property   13,386      13,386
                                                 17,783      17,783
       Accumulated depreciation                  (4,427)     (4,186)
                                                 13,356      13,597

                                                $23,397     $23,404

Liabilities and Partners' Capital
Liabilities
  Accounts payable                              $     3     $     4
  Tenant security deposit liabilities                36          34
  Accrued property taxes                             84          81
  Other liabilities                                  17          27

Partners' Capital
  General partner                                    --          --
  Limited partner (73,341 units issued
    and outstanding at June 30, 1998
      and December 31, 1997)                     23,257      23,258
       Total partners' capital                   23,257      23,258

                                                $23,397     $23,404

Note: The balance sheet at December 31, 1997, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

               See Accompanying Notes to Financial Statements


b)
                        CENTURY PENSION INCOME FUND XXIV

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                  Three Months Ended   Six Months Ended
                                       June 30,            June 30,
                                   1998      1997      1998      1997
Revenues:
 Rental income                    $  498    $  513    $1,033    $1,020
 Other income                         23        27        47        53
     Total revenues                  521       540     1,080     1,073
Expenses:
 Operating                            84       111       162       218
 General and administrative          136       152       282       271
 Depreciation                        120       120       241       240
 Property taxes                       43        42        86        84
     Total expenses                  383       425       771       813

Income before equity in income of
  unconsolidated joint ventures      138       115       309       260

Equity in income of
  unconsolidated joint ventures       99        90       246       177

Net income                        $  237    $  205    $  555    $  437

Net income allocated to
  general partner                 $    3    $    2    $    6    $    5


Net income allocated to
  limited partners                   234       203       549       432
                                  $  237    $  205    $  555    $  437
Net income per limited
  partnership unit                $ 3.20    $ 2.76    $ 7.49    $ 5.89

Distributions per
  limited partnership unit        $ 3.75    $ 3.75    $ 7.50    $ 7.50

                 See Accompanying Notes to Financial Statements

c)
                        CENTURY PENSION INCOME FUND XXIV

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)



                                Limited
                              Partnership General   Limited
                                 Units    Partners' Partners'   Total

Original capital contributions  73,341     $    --   $36,671   $36,671
contributions

Partners' capital
  at December 31, 1996          73,341          --   $24,193   $24,193

Net income for the six months
  ended June 30, 1997               --           5       432       437

Distributions to partners           --          (5)     (550)     (555)

Partners' capital
  at June 30, 1997              73,341     $    --   $24,075   $24,075

Partners' capital
  at December 31, 1997          73,341     $    --   $23,258   $23,258

Net income for the six months
  ended June 30, 1998               --           6       549       555

Distributions to partners           --          (6)     (550)     (556)

Partners' capital
  at June 30, 1998              73,341     $    --   $23,257   $23,257

                 See Accompanying Notes to Financial Statements

d)
                        CENTURY PENSION INCOME FUND XXIV

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                       Six Months Ended
                                                            June 30,
                                                        1998      1997
Cash flows from operating activities:
 Net income                                            $  555    $  437
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                         241       240
     Amortization of lease commissions                     25        21
     Equity in income of unconsolidated joint ventures   (246)     (177)
     Change in accounts:
       Receivables and deposits                            61        72
       Other assets                                        --       (16)
       Accounts payable                                    (1)      (10)
       Tenant security deposit liabilities                  2        (5)
       Accrued property taxes                               3        18
       Other liabilities                                  (10)        5

         Net cash provided by operating activities        630       585

Cash flows from investing activities:
  Property improvements and replacements                   --        (2)

Cash flows from financing activities:
  Distributions paid to partners                         (556)     (555)

Increase in cash and cash equivalents                      74        28

Cash and cash equivalents at beginning of period        1,889     1,929

Cash and cash equivalents at end of period             $1,963    $1,957

                 See Accompanying Notes to Financial Statements

e)
                        CENTURY PENSION INCOME FUND XXIV

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Century Pension Income Fund XXIV (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation, a California corporation (the "Managing General Partner" or "FCMC"), the Managing General Partner of the general partner of the Partnership, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1997.

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

The following transactions with affiliates of the Managing General Partner were charged to expense in 1998 and 1997 (in thousands):


                                                For the Six Months Ended
                                                        June 30,
                                                      1998     1997

Partnership management fee (included in general
  and administrative expenses)                        $62      $62
Reimbursement for services of affiliates (included
  in general and administrative expenses)              61       47

For the period of January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency, which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner, which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

The General Partner received cash distributions of approximately $6,000 and $5,000 during the six months ended June 30, 1998 and 1997, respectively. The limited partners received cash distributions of approximately $550,000 during each of the six month periods ended June 30, 1998 and 1997.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in September or October of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.


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

Summary financial information for Coral Palm Plaza Joint Venture is as follows (in thousands):
                       June 30,   December 31,
                         1998         1997
Total assets           $5,001      $5,041
Total liabilities        (216)       (366)

Total ventures equity  $4,785      $4,675

                     For the Three Months Ended  For the Six Months Ended
                             June 30,                   June 30,
                       1998            1997       1998           1997
Total revenues        $  258          $  222     $  582         $  440
Total expenses          (254)           (179)      (432)          (420)

Net income            $    4          $   43     $  150         $   20


In 1997, the property owned by the Joint Venture, with a carrying value of $6,029,000, was determined to be impaired and its value was written down by $2,067,000 to reflect its fair value at December 31, 1997 of $3,962,000.

The Partnership did not receive a distribution from the Joint Venture during either of the six month periods ended June 30, 1998 or 1997.

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

Summary financial information for Minneapolis Business Park Joint Venture is as follows (in thousands):

                       June 30,   December 31,
                         1998         1997
Total assets           $18,939     $18,331
Total liabilities         (160)       (167)

Total ventures equity  $18,779     $18,164

                     For the Three Months Ended  For the Six Months Ended
                              June 30,                   June 30,
                        1998           1997        1998          1997
Total revenues        $   820        $   791     $ 1,673       $ 1,613
Total expenses           (515)          (552)     (1,058)       (1,080)

Net income            $   305        $   239     $   615       $   533

The Partnership did not receive a distribution from the Joint Venture during either of the six month periods ended June 30, 1998 or 1997.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of three wholly-owned shopping centers. The Partnership also has an interest in three business parks and one shopping center owned by two unconsolidated joint ventures between the Partnership and an affiliated partnership. The following table sets forth the average occupancy of the three wholly-owned properties for the six months ended June 30, 1998 and 1997:


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

The Managing General Partner attributes the decreased occupancy at Plantation Pointe Shopping Center to the growing competition in the area and to the investment property's rental rate being higher than the area's average market rate per square foot.

Results of Operations

The Partnership realized net income of approximately $237,000 and $555,000 during the three and six months ended June 30, 1998, respectively, compared to net income of approximately $205,000 and $437,000 for the three and six months ended June 30, 1997, respectively. The increase in net income is primarily attributable to a decrease in operating expenses and to increases in equity in income of both of the Partnership's unconsolidated joint ventures. Other items of expense and revenues remained relatively consistent for the comparable periods. The decrease in operating expenses is due primarily to decreases in major repairs and maintenance costs at the Partnership's investment properties in the first half of 1998 as compared to the same period of 1997 (as described below). Operating expenses also decreased due to repairs of a water leak at Plantation Pointe in the last half of 1997 and to the absence of worker's compensation audit adjustments during the six months ended June 30, 1998.

The increases in equity in income of the unconsolidated joint ventures are primarily attributable to net increases in rental income due to increased rental rates at Coral Palm and to an increase in occupancy at Alpha Business Center, part of the 32% owned Minneapolis joint venture property. Partially offsetting these increases to rental income was a decrease in rental income at Westpoint Business Center and Plymouth Service Center (Minneapolis properties) due to a decline in average occupancy.

For the six months ended June 30, 1998, approximately $5,000 of major repairs and maintenance, comprised primarily of landscaping costs was included in operating expense. For the six months ended June 30, 1997, approximately $35,000 of major repairs and maintenance, comprised primarily of landscaping, parking lot repairs, and exterior painting costs, was included in operating expense.

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

Liquidity and Capital Resources

The Partnership held cash and cash equivalents of approximately $1,963,000 at June 30, 1998 compared to approximately $1,957,000 at June 30, 1997. The net increase in cash and cash equivalents was approximately $74,000 and 28,000 for the six months ended June 30, 1998 and 1997, respectively. Net cash provided by operating activities increased primarily due to the increase in net income, as discussed above. Net cash used in financing activities remained constant, representing distributions paid to partners during each of the six month periods ended June 30, 1998 and 1997.

The Partnership has no material capital programs scheduled to be performed in 1998, although certain routine capital expenditures and maintenance expenses have been budgeted.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The Partnership distributed approximately $556,000 and $555,000 to the partners (including approximately $6,000 and $5,000 to the general partner) during the six months ended June 30, 1998 and 1997, respectively. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves, however, quarterly distributions are expected to continue throughout 1998. The level of such distributions will be contingent upon successful future operations. The Managing General Partner believes all of the Partnership's investment properties have reached their peak in market performance, and is currently evaluating the possibility of marketing the properties for sale. However, there can be no assurance that the Partnership will be successful in its attempt to sell the properties.

Year 2000

The Partnership is dependent upon the Managing General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed no later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Managing General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

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


                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner believes the action to be without merit, and intends to vigorously defend it.

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

      b)  Reports on Form 8-K:

          None were filed for the quarter ended June 30, 1998.


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


                           Date:   August 12, 1998