Form 10-Q
period 1998-09-30
CENTURY PENSION INCOME FUND XXIV
filed 1998-11-13
CIK 780590

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


               For the quarterly period ended September 30, 1998

                                       or

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

                                55 Beattie Place
                                 P. O. Box 1089
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


                          PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

a)
                        CENTURY PENSION INCOME FUND XXIV

                                 BALANCE SHEETS
                        (in thousands, except unit data)



                                                  September 30, December 31,
                                                      1998          1997
                                                   (Unaudited)     (Note)
Assets
  Cash and cash equivalents                         $ 3,824       $ 1,889
  Receivables and deposits                              146           308
  Other assets                                           12           181
  Investments in unconsolidated joint ventures        7,863         7,429
  Investment properties:
       Land                                              --         4,397
       Buildings and related personal property           --        13,386
                                                         --        17,783
       Accumulated depreciation                          --        (4,186)
                                                         --        13,597

                                                    $11,845       $23,404

Liabilities and Partners' Capital

Liabilities
  Accounts payable                                  $     3       $     4
  Tenant security deposit liabilities                    --            34
  Accrued property taxes                                 --            81
  Other liabilities                                     315            27

Partners' Capital
  General partner                                        16            --
  Limited partner (73,341 units issued
    and outstanding at September 30, 1998
      and December 31, 1997)                         11,511        23,258
       Total partners' capital                       11,527        23,258

                                                    $11,845       $23,404

Note: The balance sheet at December 31, 1997, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                   See Accompanying Notes to Financial Statements

b)
                        CENTURY PENSION INCOME FUND XXIV

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                  Three Months Ended  Nine Months Ended
                                     September 30,      September 30,
                                     1998     1997     1998     1997
Revenues:
 Rental income                      $   199  $   512  $ 1,232  $ 1,532
 Other income                            76       28      123       81
 Gain on sale of investment
   property                           3,381       --    3,381       --
     Total revenues                   3,656      540    4,736    1,613

Expenses:
 Operating                               66       97      228      315
 General and administrative             128      122      410      393
 Depreciation                            81      121      322      361
 Property taxes                          22       39      108      123
     Total expenses                     297      379    1,068    1,192

Income before equity in income of
 unconsolidated joint ventures        3,359      161    3,668      421

Equity in income of
 unconsolidated joint ventures          188       41      434      218

Net income                          $ 3,547  $   202  $ 4,102  $   639

Net income allocated to
 general partner                    $   168  $     3  $   174  $     8

Net income allocated to
 limited partners                     3,379      199    3,928      631
                                    $ 3,547  $   202  $ 4,102  $   639

Net income per limited
 partnership unit                   $ 46.07  $  2.71  $ 53.56  $  8.60

Distributions per
 limited partnership unit           $206.23  $  3.75  $213.73  $ 11.25

                   See Accompanying Notes to Financial Statements


c)
                        CENTURY PENSION INCOME FUND XXIV

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)



                                    Limited
                                  Partnership  General   Limited
                                     Units    Partners' Partners'   Total

Original capital contributions      73,341     $    --  $ 36,671  $ 36,671

Partners' capital
  at December 31, 1996              73,341     $    --  $ 24,193  $ 24,193

Net income for the nine months
  ended September 30, 1997              --           8      631       639

Distributions to partners               --          (8)    (825)     (833)

Partners' capital
  at September 30, 1997             73,341     $    --  $ 23,999  $ 23,999

Partners' capital
  at December 31, 1997              73,341     $    --  $ 23,258  $ 23,258

Net income for the nine months
  ended September 30, 1998              --         174     3,928     4,102

Distributions to partners               --        (158)  (15,675)  (15,833)

Partners' capital
  at September 30, 1998             73,341     $    16  $ 11,511  $ 11,527

                   See Accompanying Notes to Financial Statements


d)
                        CENTURY PENSION INCOME FUND XXIV

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                            Nine Months Ended
                                                              September 30,
                                                             1998      1997
Cash flows from operating activities:
 Net income                                                 $ 4,102   $   639
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                               322       361
     Amortization of lease commissions                           32        31
     Gain on sale of investment property                     (3,381)       --
     Equity in income of unconsolidated joint ventures         (434)     (218)
     Change in accounts:
       Receivables and deposits                                 162        40
       Other assets                                               4       (14)
       Accounts payable                                          (4)      (10)
       Tenant security deposit liabilities                       --        (6)
       Accrued property taxes                                    26        19
       Other liabilities                                        288         2

         Net cash provided by operating activities            1,117       844

Cash flows from investing activities:
  Proceeds from sale of investment property                  16,651        --
  Property improvements and replacements                         --        (2)
         Net cash provided by (used in) investing
            activities                                       16,651        (2)

Cash flows from financing activities:
  Distributions paid to partners                            (15,833)     (833)

Increase in cash and cash equivalents                         1,935         9

Cash and cash equivalents at beginning of period              1,889     1,929

Cash and cash equivalents at end of period                  $ 3,824   $ 1,938

                   See Accompanying Notes to Financial Statements

e)
                        CENTURY PENSION INCOME FUND XXIV

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Century Pension Income Fund XXIV (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation, a California corporation (the "Managing General Partner" or "FCMC"), the managing general partner of the general partner of the Partnership, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1997.

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

The following transactions with affiliates of the Managing General Partner were charged to expense in 1998 and 1997:

                                                 For the Nine Months Ended
                                                        September 30,
                                                       (in thousands)
                                                       1998       1997

Partnership management fee (included in general
  and administrative expenses)                         $93        $93
Reimbursement for services of affiliates (included
  in general and administrative expenses)               90         71

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

NOTE C - INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

The Partnership has investments in two unconsolidated joint ventures as follows:

Coral Palm Plaza Joint Venture

On January 23, 1987, the Partnership acquired a 33.33% ownership interest in Coral Palm Plaza Joint Venture ("Coral Palm"), a joint venture with Century Pension Income Fund XXIII, a California Limited Partnership ("CPIF XXIII") and an affiliate of the Managing General Partner. Also on January 23, 1987, Coral Palm acquired the Coral Palm Plaza, a shopping center located in Coral Springs, Florida. The Partnership's interest in Coral Palm is reported using the equity method of accounting.

Summary financial information for Coral Palm is as follows (in thousands):

                          September 30,  December 31,
                              1998          1997

Total assets               $5,201        $5,041
Total liabilities            (286)         (366)

Total venture's equity     $4,915        $4,675

                For the Three Months Ended For the Nine Months Ended
                         September 30,           September 30,
                     1998         1997       1998       1997
Total revenues      $  315       $  187     $  897     $  627
Total expenses        (225)        (217)      (657)      (637)

Net income (loss)   $   90       $  (30)    $  240     $  (10)

In 1997, the property owned by Coral Palm, with a carrying value of $6,029,000, was determined to be impaired and its value was written down by $2,067,000 to reflect its fair value at December 31, 1997 of $3,962,000.

The Partnership recognized equity in the income (loss) of Coral Palm of approximately $80,000 and $(3,000) for the nine months ended September 30, 1998 and 1997, respectively. The Partnership did not receive a distribution from Coral Palm during either of the nine month periods ended September 30, 1998 or 1997.

Minneapolis Business Parks Joint Venture

On April 30, 1987, the Partnership acquired a 32% ownership interest in Minneapolis Business Parks Joint Venture ("Minneapolis Business Parks"), a joint venture with CPIF XXIII. On May 5, 1987, Minneapolis Business Parks acquired Alpha Business Center located in Bloomington, Minnesota; Plymouth Service Center located in Plymouth, Minnesota, and Westpoint Business Center located in Plymouth, Minnesota. The Partnership's interest in Minneapolis Business Parks is reported using the equity method of accounting.

Summary financial information for Minneapolis Business Parks is as follows (in thousands):

                          September 30,  December 31,
                              1998          1997

Total assets               $19,411       $18,331
Total liabilities             (350)         (167)

Total venture's equity     $19,061       $18,164

                  For the Three Months EndedFor the Nine Months Ended
                        September 30,          September 30,
                      1998         1997      1998        1997

Total revenues      $   825      $   770   $ 2,498     $ 2,383
Total expenses         (543)        (610)   (1,601)     (1,690)

Net income          $   282      $   160   $   897     $   693

The Partnership recognized equity in the income of Minneapolis Business Parks of approximately $354,000 and $221,000 for the nine months ended September 30, 1998 and 1997, respectively. The Partnership did not receive a distribution from Minneapolis Business Parks during either of the nine month periods ended September 30, 1998 or 1997.

NOTE D - SALE OF INVESTMENT PROPERTY

In September 1998, the Partnership sold its three investment properties, Butler Square Shopping Center, Kenilworth Commons Shopping Center, and Plantation Pointe Shopping Center to an unaffiliated party. The Partnership's net proceeds were approximately $16,651,000 after payment of closing costs. The Partnership realized a gain of approximately $3,381,000 on the sale during the third quarter of 1998.

The sales transaction is summarized as follows:

                                              (in thousands)
Cash proceeds received                           $16,651
Net real estate (1)                              (13,270)
  Gain on sale of investment property            $ 3,381

(1) Real estate at cost, net of accumulated depreciation of approximately $4,508,000.

The following unaudited pro-forma information reflects the operations of the Partnership for the nine months ended September 30, 1998 and 1997, as if Butler Square Center, Kenilworth Commons Shopping Center, and Plantation Pointe Shopping Center had been sold January 1, 1997.

                                  Pro-Forma Results of Operations
                              for the Nine Months Ended September 30,
                                  1998          1997
                                     (in thousands)
                                      (unaudited)
Revenues                         $  114        $   73
Net income (loss)                $  138        $ (102)
Net income (loss) per limited
     partnership unit            $ 1.77        $(1.38)

NOTE E - DISTRIBUTIONS

During the nine months ended September 30, 1998, the Partnership distributed approximately $14,850,000 and $150,000 to the limited partners and general partner, respectively, of proceeds from the sale of the three investment properties. Additionally, the Partnership distributed approximately $825,000 and $8,000, respectively, to the limited partners and general partner from operations during each of the nine month periods ended September 30, 1998, and 1997.

NOTE F - TRANSFER OF CONTROL - SUBSEQUENT EVENT

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control
of the Managing General Partner.   In addition, AIMCO also acquired
approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the entity which controls the General Partner of the Partnership. Also, effective October 1, 1998, IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

On September 1, 1998, the Partnership sold its three wholly-owned investment properties. The Partnership currently has an interest in three business parks and one shopping center owned by two unconsolidated joint ventures between the Partnership and an affiliated partnership.

Results of Operations

The Partnership realized net income of approximately $3,547,000 and $4,102,000 during the three and nine month periods ended September 30, 1998, respectively, compared to net income of approximately $202,000 and $639,000 for the comparable periods in 1997. The increase in net income for the three and nine month periods in 1998 is primarily attributable to the gain realized on the sale of the Partnership's three investment properties (see discussion below and "Note D") and the resulting decrease in total expenses. Also contributing to the increase in net income was an increase in equity in income of both of the Partnership's unconsolidated joint ventures. Decreases in both operating and depreciation expenses primarily contributed to the decrease in total expenses. Decreases in major repairs and maintenance costs (as described below) are the primary reason for decreased operating expense during the nine months ended September 30, 1998 as compared to 1997. Depreciation expense decreased due to the sale of the related depreciable property prior to the end of the quarter.

The increases in equity in income of the unconsolidated joint ventures are primarily attributable to net increases in rental income due to increased rental revenues and decreased operating expenses. The increase in rental revenues are attributable to increased rental rates at Coral Palm Plaza and increased occupancy at Alpha Business Center. Partially offsetting these increases to rental income was a decrease in rental income at Westpoint Business Center (Minneapolis property) as the result of a decline in average occupancy. Operating expense decreased due to the lack of exterior painting projects at Alpha Business Center, Plymouth Service Center and Coral Palm Plaza in 1997, as well as a decrease in snow removal costs at the three Minneapolis properties.

In September 1998, the Partnership sold its three investment properties, Butler Square Shopping Center, Kenilworth Commons Shopping Center, and Plantation Pointe Shopping Center to an unaffiliated party. The Partnership's net proceeds were approximately $16,651,000, after payment of closing costs. The Partnership realized a gain of approximately $3,381,000 on the sale during the third quarter of 1998. A substantial portion of these proceeds were distributed during the third quarter of 1998.

For the nine months ended September 30, 1998, approximately $8,000 of major repairs and maintenance, comprised primarily of landscaping costs was included in operating expense. For the nine months ended September 30, 1997, approximately $50,000 of major repairs and maintenance, comprised primarily of landscaping, parking lot and exterior building repairs, and exterior painting costs, was included in operating expense.

Liquidity and Capital Resources

The Partnership held cash and cash equivalents of approximately $3,824,000 at September 30, 1998 compared to approximately $1,938,000 at September 30, 1997. The net increase in cash and cash equivalents was approximately $1,935,000 and $9,000 for the nine months ended September 30, 1998 and 1997, respectively. Net cash provided by operating activities increased primarily due to the increase in net income, as discussed above. Also contributing to the increase in cash provided by operating activities was an increase in other liabilities to reserve for payment of limited partner withholding taxes related to 1998 distributions. The increase in net cash provided by investing activities is attributable to sales proceeds received from the 1998 sale of investment property. Net cash used in financing activities increased for the nine months ended September 30, 1998 as compared to the same period in 1997 due to the distribution of a majority of the proceeds from the sale of the Partnership's investment properties.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the Partnership's joint venture properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with federal, state and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. During the nine months ended September 30, 1998, the Partnership distributed approximately $14,850,000 ($213.73 per limited partnership unit) and $150,000 to the limited partners and general partner, respectively, of proceeds from the sale of the three investment properties. Additionally, the Partnership distributed approximately $825,000 ($11.25 per limited partnership unit) and $8,000, respectively, to the limited partners and general partner from operations during each of the nine month periods ended September 30, 1998, and 1997. Future cash distributions will depend on the levels of cash generated from joint venture distributions and/or sales and the undistributed proceeds from the recent property sales. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit further operating distributions to its partners in 1998 or subsequent periods.

Transfer of Control - Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control
of the Managing General Partner.   In addition, AIMCO also acquired
approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the entity which controls the General Partner of the Partnership. Also, effective October 1, 1998, IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

Status of Progress in Becoming Year 2000 Compliant

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the Managing General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The Managing General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

Risk Associated with the Year 2000

The Managing General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could
affect the Partnership's operations.   To date, the Managing General Partner  is
not aware of any external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the Managing General Partner has no means of ensuring that external agents will be Year 2000 compliant. The Managing General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANCES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The Plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at the time, affiliates of Insignia ("Insignia Affiliate") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates, as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which are scheduled to be heard on January 8, 1999. The Managing General Partner believes the action to be without merit, and intends to vigorously defend it.

On July 30, 1998 certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint in the Superior Court of the State of California, County of Los Angeles. The action, entitled EVEREST PROPERTIES LLC
V. INSIGNIA FINANCIAL GROUP, INC., involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). The complaint names as defendants Insignia, several Insignia Affiliates alleged to be managing partners of the Subject Partnerships, the Partnership and the Managing General Partner. Plaintiffs allege that they have requested from, but have been denied by each of the Subject Partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the limited partner units of each of the Subject Partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase limited partner units in many of the Subject Partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices, and violations of the partnership statutes of the states in which the Subject Partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. The Managing General Partner filed an answer to the complaint on September 15, 1998. The Managing General Partner believes the claims to be without merit and intends to defend the action vigorously.

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

       b) Reports on Form 8-K filed in the third quarter of fiscal year 1998:

          Form 8-K dated September 1, 1998, as filed with the Securities and Exchange Commission on September 23, 1998, in connection with the sale of Butler Square Center, Kenilworth Commons Shopping Center and Plantation Pointe Shopping Center.


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



                           CENTURY PENSION INCOME FUND XXIV,


                           By:     Fox Partners VI
                                   Its General Partner


                           By:     Fox Capital Management Corporation
                                   Its Managing General Partner


                           By:     /s/Patrick Foye
                                   Patrick Foye
                                   Executive Vice President

                           By:     /s/Timothy R. Garrick
                                   Timothy R. Garrick
                                   Vice President - Accounting
                                   (Duly Authorized Officer)


                           Date:   November 13, 1998