Form 10-K
period 1998-12-31
CENTURY PENSION INCOME FUND XXIV
filed 1999-03-31
CIK 780590

FORM 10-K - ANNUAL REPORT PURSUANT TO SECTION 13
                OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the fiscal year ended December 31, 1998

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

   55 Beattie Place, P.O. Box 1089
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

State issuers revenues for its most recent fiscal year.  $4,765,000.

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. No market exists for the limited partnership interests of the Registrant, and therefore, no aggregate market value can be determined. Market value information for Registrant's Partnership Interests is not available.
                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

Century Pension Income Fund XXIV (the "Partnership" or "Registrant") was organized in June 1984 as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Partners VI, a California general partnership, is the general partner of the Registrant. Fox Capital Management Corporation (the "Managing General Partner") and Fox Realty Investors ("FRI") are the general partners of Fox Partners VI. The managing general partner of FRI is NPI Equity Investments II, Inc. ("NPI Equity II"). The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly-traded real estate investment trust. The Partnership's Agreement provides that the Partnership is to terminate on December 31, 2020, unless terminated prior to such date.

The principal business of the Registrant is to operate, manage and ultimately sell income producing real properties. Beginning in July 1986, the Registrant offered $50,000,000 in Limited Partnership Assignee Units. The offering was completed on March 31, 1988, with 73,341 Limited Partnership Assignee Units having an initial price of $36,670,500 being sold. The net proceeds of this offering were used to acquire three properties and interests in four other properties through two joint ventures with an affiliated partnership. In September 1998, the three properties directly owned by the Partnership were sold. The Partnership's joint venture partner, an affiliated partnership, is currently marketing the joint venture properties for sale. See "Item 2. Properties" below for a description of the Registrant's investment in joint ventures.
A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

The Registrant has no employees. Management and administrative services are performed by the Managing General Partner, and by agents retained by the general partners. Until September 1, 1998 (date of property sales), property management services were performed at the Partnership's properties by an affiliate of the Managing General Partner.

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

The real estate business in which the Partnership is engaged is highly competitive. There are other commercial properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner in such market area could have a material effect on the rental market for commercial properties owned by the Registrant and the rents that may be charged for such properties. In addition, various limited partnerships have been formed by the Managing General Partner and/or affiliates to engage in business which may be competitive with the Partnership.

Transfer of Control

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

On January 19, 1996, IFGP Corporation, an affiliate of Insignia Financial Group, Inc. ("Insignia"), acquired all of the issued and outstanding shares of capital stock of National Property Investors, Inc. ("NPI"). At the time, NPI was the sole shareholder of NPI Equity II. In addition, on June 1996, an affiliate of Insignia purchased all of the issued and outstanding shares of capital stock of the Managing General Partner.

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and Insignia Properties Trust merged into AIMCO, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Property Sales

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

Segments

Segment data for the years ended December 31, 1998, 1997 and 1996 is included in "Item 8. Financial Statements and Supplementary Data - Note I" and is an integral part of the Form 10-K.

ITEM 2.  PROPERTIES

The Partnership owns a 33 1/3% interest in a joint venture, Coral Palm Plaza Joint Venture, with Century Pension Income Fund XXIII ("CPF XXIII"), an affiliated partnership. The joint venture owns one property, Coral Palm Plaza, located in Coral Springs, Florida, which is currently being marketed for sale. For additional information relating to Coral Palm Plaza Joint Venture and its property see "Exhibit 99.1" attached hereto.

The Partnership also owns a 32% interest in a joint venture, Minneapolis Business Parks Joint Venture, with CPF XXIII. The joint venture owns three properties, Alpha Business Center, Plymouth Service Center and Westpoint Business Center, all of which are located in Minnesota, and are also being marketed for sale. For additional information relating to Minneapolis Business Park's Joint Venture and its properties see "Exhibit 99.2" attached hereto.

ITEM 3.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC, et. al. v. Insignia Financial Group, Inc., et. al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's net income.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
During the quarter ended December 31, 1998, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS

The Partnership, a publicly-held limited partnership, sold 73,341 Limited Partnership Assignee Units aggregating $36,670,500. The Partnership currently has 73,341 units outstanding held by 3,680 partners of record. There is no intention to sell additional Limited Partnership Assignee Units nor is there an established market for these units.

During the years ended December 31, 1998, 1997 and 1996, distributions of approximately $16,111,000 ($217.48 per limited partnership assignee unit), $1,111,000 ($15.00 per limited partnership assignee unit) and $1,111,000 ($15.00 per limited partnership assignee unit) were paid respectively. Distributions in 1998 consisted of $15,000,000 ($202.48 per limited partnership unit) from proceeds from the sale of three commercial properties and approximately $1,111,000 ($15.00 per limited partnership unit) from operations. Additionally, all distributions in 1997 and 1996 were paid from operations.

ITEM 6.  SELECTED FINANCIAL DATA

The following represents selected financial data for the Registrant, for the years ended December 31, 1998, 1997, 1996, 1995, and 1994. The data should be read in conjunction with the financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                                      For the Years Ended December 31,
                                  1998     1997     1996     1995     1994
                                    (in thousands, except per unit data)

Total revenues                  $ 4,765  $ 2,150  $ 2,250  $ 2,012  $ 1,767

Net income (loss)               $ 3,976  $   176  $   986  $ 1,017  $  (871)
Net income (loss) per limited
  partnership assignee unit(1)  $ 52.02  $  2.25  $ 13.30  $ 13.44  $(11.75)

Total assets                    $11,576  $23,404  $24,333  $24,424  $24,566

Cash distributions per limited
  partnership assignee unit     $217.48  $ 15.00  $ 15.00  $ 15.00  $ 15.00

(1) $500 original contribution per unit, based on weighted average units outstanding during the period after giving effect to the allocation of net income (loss) to the general partner.
ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in this Form 10-K contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-K and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

1998 Compared to 1997

The Partnership's net income for the years ended December 31, 1998 and 1997 was approximately $3,976,000 and $176,000, respectively. (See "Note E" of the financial statements for a reconciliation of these amounts to the Partnership's federal taxable losses.) The increase in net income was due to an increase in total revenues and a decrease in total expenses. Revenues increased due to the gain realized on the sale of the Partnership's three investment properties and resulting decrease in total expenses. In September 1998, the Partnership sold three investment properties, Butler Square Shopping Center, Kenilworth Commons Shopping Center, and Plantation Pointe Shopping Center to an unaffiliated party. The Partnership's net proceeds were approximately $16,651,000, after payment of closing costs. The Partnership realized a gain of approximately $3,381,000 on the sale. Also contributing to the increase in net income was an increase in equity in income of both of the Partnership's unconsolidated joint ventures.
The increase in equity income of the unconsolidated joint ventures are primarily attributable to the write down of Coral Palm in 1997 and increased rental revenues and decreased operating expenses.

Expenses of the unconsolidated joint ventures decreased due to a decrease in major repairs and maintenance costs. Decreases in both operating and depreciation expenses primarily contributed to the decrease in total expenses. Operating expense decreased due to exterior painting projects at Alpha Business Center, Plymouth Service Center and Coral Palm Plaza in 1997, as well as a decrease in snow removal costs at the three Minneapolis properties. Depreciation expense decreased due to the sale of the related depreciable properties.

General and administrative expense remained relatively constant for the comparable periods. Included in general and administrative expenses at December 31, 1998, 1997, and 1996 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit and appraisals required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At December 31, 1998, the Partnership had cash and cash equivalents of approximately $3,529,000 compared to approximately $1,889,000 at December 31, 1997. The increase in cash and cash equivalents is due to approximately $1,100,000 of cash provided by operating activities and approximately $16,651,000 of cash provided by investing activities, which was partially offset by approximately $16,111,000 of cash used in financing activities. Cash provided by investing activities consisted of sales proceeds received from the 1998 sale of the investment properties. Cash used in financing activities consisted of partner distributions. The Partnership invests its working capital reserves in money market accounts.

At December 31, 1997, the Partnership had cash and cash equivalents of approximately $1,889,000 compared to approximately $1,929,000 at December 31, 1996. The decrease in cash and cash equivalents is due to approximately $1,078,000 of cash provided by operating activities offset by approximately $7,000 and $1,111,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of capital improvements. Cash used in financing activities consisted of distributions paid to partners.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. Due to sale of all properties, there is no 1999 budget for this Partnership.

During the years ended December 31, 1998, 1997 and 1996, distributions of approximately $16,111,000, $1,111,000 and $1,111,000 were paid respectively. Distributions in 1998 consist of approximately $15,000,000 from proceeds from the sale of three commercial properties and approximately $1,111,000 of cash from operations. Additionally, all distributions in 1997 and 1996 were paid from operations.

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

Year 2000 Compliance
General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.
The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CENTURY PENSION INCOME FUND XXIV,

List of Financial Statements

       Independent Auditors' Report
       Balance Sheets - December 31, 1998 and 1997
       Statements of Operations - Years Ended December 31, 1998, 1997 and 1996 Statements of Changes in Partners' Capital - Years Ended December 31,
          1998, 1997 and 1996
       Statements of Cash Flows - Years Ended December 31, 1998, 1997 and 1996 Notes to Financial Statements




                         Independent Auditors' Report


To the Partners
Century Pension Income Fund XXIV,
A California Limited Partnership
Greenville, South Carolina



We have audited the accompanying balance sheets of Century Pension Income Fund XXIV, A California Limited Partnership (the "Partnership") as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Pension Income Fund XXIV, A California Limited Partnership, as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                                   /s/ Imowitz Koenig & Co., LLP
                                                    Certified Public Accountants


New York, N.Y.
March 3, 1999
                        CENTURY PENSION INCOME FUND XXIV

                                 BALANCE SHEETS
                        (in thousands, except unit data)




                                                         December 31,
                                                       1998        1997

Assets
 Cash and cash equivalents                          $  3,529    $  1,889
 Receivables and deposits                                 --         308
 Other assets                                            186         181
 Investments in unconsolidated joint ventures          7,861       7,429
 Investment properties:
   Land                                                   --       4,397
   Buildings and related personal property                --      13,386
                                                          --      17,783
   Accumulated depreciation                               --      (4,186)
                                                          --      13,597

                                                    $ 11,576    $ 23,404

Liabilities and Partners' Capital
Liabilities
   Accounts payable                                 $      3    $      4
   Tenant security deposit liabilities                    --          34
   Accrued property taxes                                 --          81
   Due to general partner                                176          --
   Other liabilities                                     274          27

Partners' Capital
   General partner's                                      --          --
   Limited partners' (73,341 units issued and
      outstanding at December 31, 1998 and 1997)      11,123      23,258
                                                      11,123      23,258

                                                    $ 11,576    $ 23,404
                 See Accompanying Notes to Financial Statements
                        CENTURY PENSION INCOME FUND XXIV

                            STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)





                                                    Years Ended December 31,

                                                   1998       1997       1996

Revenues:

 Rental income                                  $ 1,233    $2,044     $2,133

 Other income                                       151       106        117

 Gain on sale of investment properties            3,381        --         --

   Total revenues                                 4,765     2,150      2,250


Expenses:

 Operating                                          235       400        392

 General and administrative                         556       516        656

 Depreciation                                       322       482        478

 Property taxes                                     108       161        161

   Total expenses                                 1,221     1,559      1,687

Income before equity in income (loss) of

 unconsolidated joint ventures                    3,544       591        563

Equity in income (loss) of unconsolidated

 joint ventures                                     432      (415)       423


Net income                                      $ 3,976    $  176     $  986


Net income allocated to general partner         $   161    $   11     $   11

Net income allocated to limited partners          3,815       165        975


                                                $ 3,976    $  176     $  986


Net income per limited partnership unit         $ 52.02    $ 2.25     $13.30


Distribution per limited partnership unit       $217.48    $15.00     $15.00

                 See Accompanying Notes to Financial Statements
                        CENTURY PENSION INCOME FUND XXIV

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                        (in thousands, except unit data)





                                 Limited

                               Partnership  General   Limited

                                  Units    Partner's Partners'     Total


Original capital contributions  73,341     $     --  $ 36,671   $ 36,671


Partners' capital at

 December 31, 1995              73,341     $     --  $ 24,318   $ 24,318


Net income for the year ended

 December 31, 1996                  --           11       975        986


Distributions to partners           --          (11)   (1,100)    (1,111)


Partners' capital at

 December 31, 1996              73,341           --    24,193     24,193


Net income for the year ended

 December 31, 1997                  --           11       165        176


Distributions to partners           --          (11)   (1,100)    (1,111)


Partners' capital at

 December 31, 1997              73,341           --    23,258     23,258


Net income for the year ended

 December 31, 1998                  --          161     3,815      3,976


Distributions to partners           --         (161)  (15,950)   (16,111)


Partners' capital at

 December 31, 1998              73,341     $     --  $ 11,123   $ 11,123

                 See Accompanying Notes to Financial Statements
                        CENTURY PENSION INCOME FUND XXIV

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                      Years Ended December 31,

                                                     1998      1997      1996

Cash flows from operating activities:

 Net income                                        $  3,976  $    176  $    986

 Adjustments to reconcile net income to net

   cash provided by operating activities:

     Depreciation                                       322       482       478

     Amortization of lease commissions                   32        39        44

     Gain on sale of investment properties           (3,381)       --        --

     Equity in (income) loss of unconsolidated

       Joint ventures' operations                      (432)      415      (423)

     Change in accounts:

       Receivables and deposits                         308       (10)     (104)

       Other assets                                       6       (30)      (88)

       Accounts payable                                  (4)       (9)       10

       Tenant security deposit liabilities               --        (9)       (3)

       Accrued property taxes                            26        15        25

       Other liabilities                                247         9         2


        Net cash provided by operating activities     1,100     1,078       927


Cash flows from investing activities:

  Proceeds from sale of investment properties        16,651        --        --

  Property improvements and replacements                 --        (7)      (39)

  Contributions to unconsolidated joint ventures         --        --       (38)


        Net cash provided by (used in)

            investing activities                     16,651        (7)      (77)


Cash flows used in financing activities:

  Distributions paid to partners                    (16,111)   (1,111)   (1,111)


Net increase (decrease) in cash and cash

  equivalents                                         1,640       (40)     (261)

Cash and cash equivalents at beginning of period      1,889     1,929     2,190


Cash and cash equivalents at end of period         $  3,529  $  1,889  $  1,929


Supplemental disclosure of non-cash transaction:

  Subordinated sales interest payable to

   general partner                                 $    176  $     --  $     --

                 See Accompanying Notes to Financial Statements
                        Century Pension Income Fund XXIV

                         Notes to Financial Statements

                               December 31, 1998


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Century Pension Income Fund XXIV (the "Partnership") is a limited partnership organized in 1984 under the laws of the State of California to acquire, manage and ultimately sell income-producing real estate. The Partnership holds joint venture interests in a shopping center in Florida and in three business parks in Minnesota. The general partner is Fox Partners VI, a California general partnership, whose general partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation and Fox Realty Investors ("FRI"), a California general partnership. The managing general partner of FRI is NPI Equity Investments II, Inc. ("NPI Equity II"). Both NPI Equity II and FCMC are wholly-owned by Apartment Investment and Management Company, a publicly-traded real estate investment trust ("AIMCO"). The directors and officers of the Managing General Partner also serve as executive officers of AIMCO. The Partnership is to terminate on December 31, 2020, unless terminated prior to such date.

Basis of Presentation: The Partnership's investments in unconsolidated joint ventures are accounted for under the equity method of accounting.

Distributions: Cash distributions from operations were made at annualized rates of 3.0 percent of original capital contributions for each of the years 1998, 1997 and 1996.
Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks, money market funds and certificates of deposit with original maturities less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Leases: The Partnership leased certain commercial space to tenants under various lease terms. The leases were accounted for as operating leases in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases".

Some of the leases contained stated rental increases during their term. For leases with fixed rental increases, rents were recognized on a straight-line basis over the terms of the lease. Cash collections exceeded the straight-line basis of revenue recognition by approximately $9,000 during the year ended December 31, 1998. This straight-line basis recognized $25,000 and $39,000 more in rental income than was collected in 1997 and 1996, respectively. For all other leases, minimum rents were recognized over the terms of the leases.



Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments approximates their fair value due to the short term maturity of these instruments.

Depreciation: Depreciation was computed by the straight-line method over estimated useful lives ranging from thirty to thirty nine years for buildings and improvements and three to five years for furnishings.

Deferred Leasing Commissions: Leasing commissions, which were included in other assets, are deferred and amortized over the lives of the related leases. At December 31, 1997, deferred leasing commissions totaled approximately $244,000 and accumulated amortization totaled approximately $92,000.

Escrows for Taxes: All escrow funds were designated for the payment of real estate taxes and were held by the Partnership. These funds totaled approximately $114,000 at December 31, 1997 and are included in receivables and deposits.

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

Segment Reporting: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers (see "Note I" for required disclosure).

Reclassification: Certain reclassifications have been made to the 1997 and 1996 balances to conform to the 1998 presentation.



NOTE B _ TRANSFER OF CONTROL

On December 6, 1993, the shareholders of the Managing General Partner entered into a Voting Trust Agreement with NPI Equity II pursuant to which NPI Equity II was granted the right to vote 100% of the outstanding stock of the Managing General Partner. In addition, NPI Equity II became the managing partner of FRI. As a result, NPI Equity II indirectly became responsible for the operation and management of the business and affairs of the Registrant and the other investment partnerships originally sponsored by the Managing General Partner and/or FRI. The individuals who had served previously as partners of FRI and as officers and directors of the Managing General Partner contributed their general partnership interests in FRI to a newly formed limited partnership, Portfolio Realty Associates, L.P. ("PRA"), in exchange for limited partnership interests in PRA. The shareholders of the Managing General Partner and the prior partners of FRI, in their capacity as limited partners of PRA, continue to hold, indirectly, certain economic interests in the Partnership and such other investment limited partnerships, but have ceased to be responsible for the operation and management of the Partnership and such other partnerships.

On January 19, 1996, IFGP Corporation, an affiliate of Insignia Financial Group, Inc. ("Insignia"), acquired all of the issued and outstanding shares of capital stock of National Property Investors, Inc. ("NPI"). At the time, NPI was the sole shareholder of NPI Equity II. In addition, on June 1996, an affiliate of Insignia purchased all of the issued and outstanding shares of capital stock of the Managing General Partner.

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and Insignia Properties Trust merged into AIMCO, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.



NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with affiliates of the Managing General Partner were charged to expense in 1998, 1997 and 1996:


                                             For the Years Ended December 31,

                                                1998       1997       1996

                                                     (in thousands)


Partnership management fee (1)                $123       $123         $123

Reimbursement for services of affiliates (2)   118         97          126

Subordinated sales interest (3)                176         --           --


(1) The Partnership Agreement provides for the payment of a Partnership management fee to the general partner equal to ten percent of cash available for distribution. This management fee is intended to defray some of the expenses related to services provided by the general partner, or an affiliate, but not reimbursed by the Partnership.



(2) Included in "reimbursements for services of affiliates" for the year ended December 31, 1997, is approximately $1,000 in reimbursements for construction oversight costs. There were no reimbursements of this nature for the years ended December 31, 1998 and 1996.

(3) The Partnership Agreement provides for the payment of a subordinated sales interest to the general partner not to exceed the lesser of (i) three percent of the gross sales price of a property or (ii) one-half of the competitive real estate commission, as defined in the Partnership Agreement. The general partner was entitled to this fee in connection with the sale of the Partnership's three investment properties during 1998. Payment cannot be made until the Limited Partners receive their original invested capital plus a 6% per annum return. Once the limited partners have received their priority return and return of their original investment, the subordinated sales interest can be paid. The Partnership has recognized a deferred asset until the fee becomes payable.

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



The general partner received cash distributions of approximately $161,000, $11,000 and $11,000, during each of the years ended December 31, 1998, 1997, and 1996, respectively.

NOTE D - INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

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

Summary financial information for Coral Palm Plaza Joint Venture is as follows (in thousands):

                                          December 31,
                                        1998         1997

Total assets                        $ 5,049      $ 5,041
Total liabilities                      (223)        (366)

Total venture's equity              $ 4,826      $ 4,675



                                    Years ended December 31,
                                        1998         1997

Total revenues                      $   987      $   739
Total expenses                         (836)      (2,897)

Net income (loss)                   $   151      $(2,158)

In 1996, the Partnership made contributions of approximately $38,000 to Coral Palm. In 1997, the property owned by Coral Palm with a carrying value of $6,029,000 was determined to be impaired and its value was written down by $2,067,000 to reflect its fair value at December 31, 1997 of $3,962,000.




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

Summary financial information for Minneapolis Business Parks Joint Venture is as follows (in thousands):
                                          December 31,
                                        1998         1997

Total assets                        $19,874      $18,331
Total liabilities                      (539)        (167)

Total venture's equity              $19,335      $18,164

                                    Years ended December 31,
                                        1998         1997

Total revenues                      $ 3,293      $ 3,190
Total expenses                       (2,122)      (2,262)

Net income                          $ 1,171      $   928



NOTE E - RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

The differences between the accrual method of accounting for income tax reporting and the accrual method of accounting used in the financial statements are as follows (in thousands, except per unit data):

                                                        1998     1997     1996

Net income - financial statements                     $ 3,976  $   176  $   986
Differences resulted from:
  Depreciation                                             82      145      132
  Equity in unconsolidated joint venture's operations      50      765      (16)
  Gain on sale                                         (1,477)      --       --
  Other                                                    25       14      (38)

Net income - income tax method                        $ 2,656  $ 1,100  $ 1,064
Taxable income per limited partnership assignee unit
  after giving effect to the allocation to the
 general partner                                      $    34  $    15  $    14

Partner's equity - financial statements               $11,123  $23,258  $24,193
Differences resulted from:
 Sales commissions                                      3,050    3,050    3,050
 Organization expenses                                  2,452    2,452    2,452
 Depreciation                                              --    1,106      961
 Payments credited to rental properties                    --      112      112
 Equity in unconsolidated joint ventures' operations    4,349    4,299    3,534
 Subordinated sales interest                             (176)      --       --
 Other                                                     (7)     (31)     (44)




Partners' equity - income tax method                  $20,791  $34,246  $34,258



NOTE F - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                 Years Ended December 31,
                                              1998         1997         1996
Real Estate:
Balance at beginning of year               $ 17,783     $ 17,776     $ 17,737
  Property improvements and replacements         --            7           39
  Disposition of properties                 (17,783)          --           --
Balance at end of year                     $     --     $ 17,783     $ 17,776

Accumulated Depreciation:

Balance at beginning of year               $  4,186     $  3,704     $  3,226
  Additions charged to expense                  322          482          478
  Disposition of properties                  (4,508)          --           --
Balance at end of year                     $     --     $  4,186     $  3,704

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 1997 and 1996 is approximately $17,896,000 and $17,888,000, respectively. Accumulated depreciation for Federal income tax purposes at December 31, 1997 and 1996 is approximately $3,080,000 and $2,743,000, respectively.

NOTE G - SALE OF INVESTMENT PROPERTY

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

The sales transaction is summarized as follows:

                                       (in thousands)
Cash proceeds received                   $ 16,651
Net real estate (1)                       (13,275)
Other                                           5
Gain on sale of investment property      $  3,381

(1) Real estate at cost, net of accumulated depreciation of approximately $4,508,000.



NOTE H _ DISTRIBUTIONS

During the years ended December 31, 1998, 1997 and 1996, distributions of approximately $16,111,000, $1,111,000 and $1,111,000 were paid, respectively. Distributions in 1998 consisted of $15,000,000 ($202.48 per limited partnership unit) from sales proceeds from the sale of three commercial properties and approximately $1,111,000 ($15.00 per limited partnership unit) from operations. Additionally, all distributions in 1997 and 1996 were paid from operations.

NOTE I _ SEGMENT INFORMATION

Description of the types of products and services from which the reportable segment derives its revenues: As defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Partnership had one reportable segment: commercial properties. The commercial property segment consisted of three retail shopping centers located in three different states:
South Carolina, North Carolina, and Georgia. All of the commercial properties were sold in September 1998.

Measurement of segment profit or loss: The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment: The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.




Segment information for the years 1998, 1997, and 1996 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

 1998
                                           Commercial     Other       Totals
 Rental income                            $ 1,233      $    --      $ 1,233
 Other income                                   9          142          151
 Depreciation                                 322           --          322
 General and administrative expense            --          556          556
 Gain on disposal of assets                 3,381           --        3,381
 Equity in income of joint venture             --          432          432
 Segment profit                             3,958           18        3,976
 Total assets                                 186       11,390       11,576
 Capital expenditures for investment
 properties                                    --           --           --

 1997
                                           Commercial     Other       Totals
 Rental income                            $ 2,044      $    --      $ 2,044
 Other income                                   9           97          106
 Depreciation                                 482           --          482
 General and administrative expense            --          516          516
 Equity in loss of joint venture               --         (415)        (415)
 Segment profit (loss)                      1,010         (834)         176
 Total assets                              14,102        9,302       23,404
 Capital expenditures for investment
 properties                                     7           --            7




 1996
                                           Commercial     Other       Totals
 Rental income                            $ 2,133      $    --      $ 2,133
 Other income                                  16          101          117
 Depreciation                                 478           --          478
 General and administrative expense            --          656          656
 Equity in income of joint venture             --          423          423
 Segment profit (loss)                      1,118         (132)         986
 Total assets                              14,570        9,763       24,333
 Capital expenditures for investment
 properties                                    39           --           39

NOTE J _ LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC, et. al. v. Insignia Financial Group, Inc., et. al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's net income.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.



ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None




                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Neither Century Pension Income Fund XXIV (the "Partnership" or "Registrant") nor Fox Partners VI ("Fox"), the general partner of the Registrant, has any officers or directors. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), the managing general partner of Fox, manages and controls substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO").

The names and ages of, as well as the positions held by the executive officers and directors of FCMC are set forth below. No family relationships exist among any of the officers or directors of FCMC.

Name                  Age   Position

Patrick J. Foye       41    Executive Vice President and Director

Timothy R. Garrick    42    Vice President - Accounting and Director

Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to



1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Timothy R. Garrick has served as Vice President-Accounting of AIMCO and Vice President-Accounting and Director of the Managing General Partner since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from 1990 to 1992 as an Asset Manager for Insignia Financial Group. From 1984 to 1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney.
Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.

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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There is no person known to the Registrant who owns beneficially or of record more than five percent of the voting securities of the Registrant as of December 31, 1998.


Entity                         Number of Units    Percentage


Insignia Properties LP                2             0.003%

(an affiliate of AIMCO)


Their business address is 55 Beattie Place, Greenville, SC 29602.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with affiliates of the Managing General Partner were charged to expense in 1998, 1997 and 1996:


                                             For the Years Ended December 31,

                                                1998       1997       1996

                                                      (in thousands)


Partnership management fee (1)               $123       $123       $123

Reimbursement for services of affiliates (2)  118         97        126

Subordinated sales interest (3)               176         --         --


(1) The Partnership Agreement provides for the payment of a partnership management fee to the General Partner equal to ten percent of cash available for distribution. This management fee is intended to defray some of the expenses related to services provided by the General Partner, or an affiliate, but not reimbursed by the Partnership.

(2) Included in "reimbursements for services of affiliates" for the year ended December 31, 1997, is approximately $1,000 in reimbursements for construction oversight costs. There were no reimbursements of this nature for the years ended December 31, 1998 and 1996

(3) The Partnership Agreement provides for the payment of a subordinated sales interest to the general partner to not exceed the lesser of (i) three percent of the gross sales price of a property or (ii) one-half of the competitive real estate commission, as defined in the Partnership


     Agreement. The general partner is entitled to this fee in connection with the sale of the Partnership's three investment properties during 1998. Payment cannot be made until the Limited Partners receive their original invested capital plus a 6% per annum return. Once the limited partners have received their priority return and return of their original investment, the subordinated sales interest can be paid. The Partnership has recognized a deferred asset until the fee becomes payable.

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

The general partner received cash distributions of approximately $161,000, $11,000 and $11,000 during each of the years ended December 31, 1998, 1997, and 1996.




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

(a)(3)    Exhibits:

            2 NPI, Inc. Stock Purchase Agreement, dated as of August 17, 1995, incorporated by reference to the Registrant's Current Report on Form 8-K dated August 17, 1995.

            2.1 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT; incorporated by reference to
                  Exhibit 2.1 of IPT's Current Report on Form 8-K dated October 1, 1998.

            3.4 Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of the Registrant dated June 9, 1986 and thereafter supplemented included in the Registrant's Registration Statement on Form S-11 (Reg. No. 33-1261)




            16. Letter dated April 27, 1994 from the Registrant's Former Independent Auditors incorporated by reference to the Registrant's Current Report on Form 8-K dated April 22, 1994.

            27.   Financial Data Schedule is filed as an Exhibit to this report.

            99.1 Coral Palm Plaza Joint Venture and audited financial statements for the years ended December 31, 1998, 1997 and 1996.

            99.2 Minneapolis Business Parks Joint Venture and audited financial statements for the years ended December 31, 1998, 1997 and 1996.

(b)       Reports on Form 8-K:

          Current Report on Form 8-K dated October 1, 1998 and filed on October 16, 1998 disclosing change in control of Registrant from Insignia Financial Group, Inc. to AIMCO.



                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 19th day of March 1998.


                              CENTURY PENSION INCOME FUND XXIV

                              By: Fox Partners VI
                                 Its General Partner

                              By: Fox Capital Management Corporation
                                 Its Managing General Partner


                              By: /s/ Patrick J. Foye
                                 Patrick J. Foye
                                 Executive Vice President


                              By:/s/Timothy R. Garrick
                                 Timothy R. Garrick
                                 Vice President _ Accounting


                              Date: March 31, 1999





In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.


/s/ Patrick J. Foye         Executive Vice President       Date: March 31, 1999
Patrick J. Foye             and Director


/s/ Timothy R. Garrick      Vice President - Accounting    Date: March 31, 1999
Timothy R. Garrick          and Director