Form 10-Q
period 1999-03-31
CENTURY PENSION INCOME FUND XXIV
filed 1999-05-17
CIK 780590

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                 For the quarterly period ended March 31, 1999

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

                        55 Beattie Place, P. O. Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)


                                 (864) 239-1000
                        (Registrant's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X No      .

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

a)
                        CENTURY PENSION INCOME FUND XXIV

                                 BALANCE SHEET
                        (in thousands, except unit data)
                                  (Unaudited)

                                 March 31, 1999



Assets

  Cash and cash equivalents                                 $  3,460

  Other assets                                                   185

  Investments in unconsolidated joint ventures                 7,936

                                                            $ 11,581
Liabilities and Partners' Capital

Liabilities

  Accounts payable                                          $      4

  Due to general partner                                         176

  Other liabilities                                              266

Partners' Capital

  General partners'                                               --

  Limited partners' (73,341 units issued

    and outstanding)                                          11,135

                                                            $ 11,581


                 See Accompanying Notes to Financial Statements

b)
                        CENTURY PENSION INCOME FUND XXIV

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                                  Three Months Ended

                                                      March 31,

                                                   1999        1998
Revenues:

  Rental income                                   $   --      $  535

  Other income                                        32          24

       Total revenues                                 32         559

Expenses:

  Operating                                           --          78

  General and administrative                          95         146

  Depreciation                                        --         121

  Property taxes                                      --          43

       Total expenses                                 95         388


(Loss) income before equity in income of

  unconsolidated joint ventures                      (63)        171

Equity in income of unconsolidated

  joint ventures                                      75         147


Net income                                        $   12      $  318


Net income allocated to general partner (1%)      $   --      $    3

Net income allocated to limited partners (99%)        12         315


                                                  $   12      $  318


Net income per limited partnership unit           $  .16      $ 4.29


Distribution per limited partnership unit         $   --      $ 3.75


                 See Accompanying Notes to Financial Statements

c)
                        CENTURY PENSION INCOME FUND XXIV

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)



                                  Limited

                                Partnership    General     Limited

                                   Units       Partner    Partners'   Total


Original capital contributions     73,341      $    --    $ 36,671   $ 36,671


Partners' capital

 at December 31, 1998              73,341      $    --    $ 11,123   $ 11,123


Net income for the three months

  ended March 31, 1999                 --           --          12         12


Partners' capital

 at March 31, 1999                 73,341      $    --    $ 11,135   $ 11,135


                 See Accompanying Notes to Financial Statements

d)
                        CENTURY PENSION INCOME FUND XXIV

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)




                                                            Three Months Ended

                                                                 March 31,

                                                              1999      1998

Cash flows from operating activities:

 Net income                                                  $    12   $   318

 Adjustments to reconcile net income to net cash (used in)

   provided by operating activities:

     Depreciation                                                 --       121

     Amortization of lease commissions                            --        13

     Equity in income of unconsolidated joint ventures           (75)     (147)

     Change in accounts:

       Receivables and deposits                                   --        66

       Other assets                                                1         6

       Accounts payable                                            1        (1)

       Tenant security deposit liabilities                        --         2

       Accrued property taxes                                     --       (39)

       Other liabilities                                          (8)       (1)


         Net cash (used in) provided by operating
               activities                                        (69)      338


Cash flows used in financing activities:

  Distribution to partners                                        --      (278)


Net (decrease) increase in cash and cash equivalents             (69)       60


Cash and cash equivalents at beginning of period               3,529     1,889


Cash and cash equivalents at end of period                   $ 3,460   $ 1,949


                 See Accompanying Notes to Financial Statements

e)
                        CENTURY PENSION INCOME FUND XXIV

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation (the "Managing General Partner" or "FCMC"), the managing general partner of the general partner of the Partnership, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1998.

NOTE B _ TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. ("Insignia") and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with affiliates of the Managing General Partner were charged to expense during the three months ended March 31, 1999 and 1998:


                                                        1999       1998

                                                        (in thousands)


Partnership management fee (1)                         $ --       $ 31

Reimbursement for services of affiliates                 29         33


(1) The Partnership Agreement provides for the payment of a Partnership management fee to the general partner equal to ten percent of cash available for distribution. This management fee is intended to defray some of the expenses related to services provided by the general partner, or an affiliate, but not reimbursed by the Partnership.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $29,000 and $33,000 for the three months ended March 31, 1999 and 1998, respectively.

The Partnership Agreement provides for the payment of a subordinated sales interest to the general partner not to exceed the lesser of (i) three percent of the gross sales price of a property or (ii) one-half of the competitive real estate commission, as defined in the Partnership Agreement. The general partner was entitled to this fee in connection with the sale of the Partnership's three investment properties during 1998. Payment cannot be made until the limited partners receive their original invested capital plus a 6% per annum return. Once the limited partners have received their priority return and return of their original investment, the subordinated sales interest can be paid. The Partnership has recognized a deferred asset of approximately $176,000, and is included on the Partnership's balance sheet, until the fee becomes payable.

The General Partner received a cash distribution of approximately $3,000 during the three months ended March 31, 1998. There were no distributions received during the three months ended March 31, 1999.

NOTE D - INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

The Partnership has investments in two unconsolidated joint ventures as follows:

Coral Palm Plaza Joint Venture

On January 23, 1987, the Partnership acquired a 33.33% ownership interest in Coral Palm Plaza Joint Venture ("Coral Palm"), a joint venture with Century Pension Income Fund XXIII, a California Limited Partnership ("CPIF XXIII") and an affiliate of FCMC. Also on January 23, 1987, Coral Palm Plaza Joint Venture acquired the Coral Palm Plaza, a shopping center located in Coral Springs, Florida. The Partnership's interest in Coral Palm is reported using the equity method of accounting.
Summary financial information for Coral Palm is as follows (in thousands):

                                     March 31,      December 31,
                                       1999             1998

Total assets                         $ 4,898         $ 5,049
Total liabilities                       (254)           (223)

Total venture's equity               $ 4,644         $ 4,826

                                    For the Three Months Ended
                                             March 31,
                                       1999             1998

Total revenues                       $   166         $   324
Total expenses                          (208)           (178)

Net (loss) income                    $   (42)        $   146

The Partnership did not receive distributions from Coral Palm during either of the three months ended March 31, 1999 and 1998. For the three months ended March 31, 1999, the Partnership recognized equity in the loss of Coral Palm of approximately $14,000 as compared to equity in the income of Coral Palm of approximately $48,000 for the comparable period in 1998.

Minneapolis Business Parks Joint Venture

On April 30, 1987, the Partnership acquired a 32% ownership interest in Minneapolis Business Parks Joint Venture ("Minneapolis"), a joint venture with CPIF XXIII. On May 5, 1987, Minneapolis acquired Alpha Business Center located in Bloomington, Minnesota, Plymouth Service Center located in Plymouth, Minnesota, and Westpoint Business Center located in Plymouth, Minnesota. The Partnership's interest in Minneapolis is reported using the equity method of accounting.

Summary financial information for Minneapolis is as follows (in thousands):

                                    March 31,    December 31,
                                      1999           1998

Total assets                        $19,727         $19,874
Total liabilities                      (300)           (539)

Total venture's equity              $19,427         $19,335

                                   For the Three Months Ended
                                           March 31,
                                      1999           1998

Total revenues                      $   867         $   853
Total expenses                         (590)           (543)

Net income                          $   277         $   310

The Partnership did not receive distributions from Minneapolis during either of the three months ended March 31, 1999 and 1998. The Partnership recognized equity in the income of Minneapolis of approximately $89,000 and $99,000 for the three months ended March 31, 1999 and 1998, respectively.

NOTE E - DISTRIBUTIONS

During the three months ended March 31, 1998, a distribution from operations of approximately $278,000 ($3.75 per limited partnership unit) was paid to the partners.

NOTE F - SEGMENT INFORMATION

Description of the types of products and services from which the reportable segment derives its revenues: For the three months ended March 31, 1998, the Partnership had one reportable segment: commercial properties. The commercial property segment consisted of three retail shopping centers located in three different states: South Carolina, North Carolina, and Georgia. All of the commercial properties were sold in September 1998.

Measurement of segment profit or loss: The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the Partnership's annual report on Form 10-K for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segment: The Partnership's reportable segment consisted of investment properties that offered similar products and services. Although each of the investment properties was managed separately, they have been aggregated into one segment as they provided services with similar types of products and customers.

Segment information for the three months ended March 31, 1999 and 1998 is shown in the following tables (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment. Information for the three months ended March 31, 1999 is administration-related due to the sale of the commercial properties in 1998.

1999
                                       Commercial    Other      Totals
Rental income                         $    --     $    --    $    --
Other income                               --          32         32
Depreciation                               --          --         --
General and administrative expense         --          95         95
Equity in income of joint ventures         --          75         75
Segment profit                             --          12         12
Total assets                               --      11,581     11,581

1998
                                       Commercial    Other     Totals
Rental income                         $   535     $    --    $   535
Other income                                2          22         24
Depreciation                              121          --        121
General and administrative expense         --         146        146
Equity in income of joint ventures         --         147        147
Segment profit                            295          23        318
Total assets                           13,931       9,474     23,405

NOTE G _ LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC, et. al. v. Insignia Financial Group, Inc., et. al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

On September 1, 1998, the Partnership sold its three wholly-owned investment properties. The Partnership currently has an interest in three business parks and one shopping center owned by two unconsolidated joint ventures between the Partnership and an affiliated partnership.

Results of Operations

The Partnership realized net income of approximately $12,000 and $318,000 for the three months ended March 31, 1999 and 1998, respectively. The decrease in net income was due to a decrease in total revenues partially offset by a decrease in total expenses. Revenues and expenses decreased due to the sale of the Partnership's three investment properties and the resulting decreases in rental income and expenses. Also contributing to the decrease in net income was a decrease in equity in income of both of the Partnership's unconsolidated joint ventures. The decrease in equity in income of the unconsolidated joint ventures is due to a decrease in the net income of both joint ventures for the three months ended March 31, 1999 as compared to the same period in 1998.

The decrease in net income for Coral Palm Plaza Joint Venture for the three months ended March 31, 1999 is primarily due to a decrease in rental income due to a decline in the physical occupancy at the related property and corresponding bad debt expense and vacancy loss recorded during the period. Also contributing to the decrease in net income is an increase in property tax expense for the three months ended March 31, 1999 due to the fact that a property tax refund was recorded during the corresponding period of 1998. The decrease in net income for Minneapolis Business Parks Joint Venture for the three months ended March 31, 1999 as compared to the same period of 1998 is primarily attributable to an increase in depreciation expense as a result of depreciable assets placed in service over the last twelve months. Also contributing to the decrease in net income is an increase in operating expenses primarily due to increased maintenance expense at the joint venture's properties during the three months ended March 31, 1999.

General and administrative expenses decreased primarily due to payment of the Partnership management fee in association with the distribution to the partners during the three months ended March 31, 1998. Included in general and administrative expenses at March 31, 1999 and 1998 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Liquidity and Capital Resources

At March 31, 1999, the Partnership had cash and cash equivalents of approximately $3,460,000 compared to approximately $1,949,000 at March 31, 1998. The decrease in cash and cash equivalents for the three months ended March 31, 1999 from the Partnership's year ended December 31, 1998 is approximately $69,000 due to net cash used in operating activities.

During the three months ended March 31, 1998, a distribution from operations of approximately $278,000 ($3.75 per limited partnership unit) was paid to the partners. No distributions were declared or paid during the three months ended March 31, 1999. Future cash distributions will depend primarily on distributions received from the joint ventures.

The three commercial properties in Minneapolis Business Parks Joint Venture are under contract for sale. The sale, which is subject to the purchaser's due diligence and other customary conditions, is expected to close during the second quarter of 1999. However, there can be no assurance that the sale will be consummated.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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


                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC, et. al. v. Insignia Financial Group, Inc., et. al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          b)   Reports on Form 8-K:

               None filed during the quarter ended March 31, 1999.




                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CENTURY PENSION INCOME FUND XXIV

                              By:  Fox Partners VI
                                   Its General Partner

                              By:  Fox Capital Management Corporation
                                   Its Managing General Partner


                              By:  /s/ Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                              By:  /s/Carla R. Stoner
                                   Carla R. Stoner
                                   Senior Vice President
                                   Finance and Administration



                              Date: May 14, 1999