Form 10QSB
period 1999-06-30
CENTURY PENSION INCOME FUND XXIV
filed 1999-08-16
CIK 780590

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

                  For the quarterly period ended June 30, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from _________ to _________

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
                                  (Unaudited)

                                 June 30, 1999



Assets

  Cash and cash equivalents                                $  3,344

  Receivables and deposits                                       54

  Other assets                                                  185

  Investments in unconsolidated joint ventures                7,886


                                                           $ 11,469
Liabilities and Partners' Capital (Deficit)

Liabilities

  Accounts payable                                         $      4

  Due to general partner                                        176

  Other liabilities                                             265

Partners' Capital (Deficit)

  General partners'                             $     (1)        --

  Limited partners' (73,341 units issued

    and outstanding)                              11,025     11,024

                                                           $ 11,469

                 See Accompanying Notes to Financial Statements
b)
                        CENTURY PENSION INCOME FUND XXIV

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                    Three Months Ended       Six Months Ended

                                         June 30,                June 30,

                                     1999        1998        1999        1998

Revenues:

 Rental income                      $   --      $  498      $   --      $1,033

 Other income                           31          23          63          47

     Total revenues                     31         521          63       1,080

Expenses:

 Operating                              --          84          --         162

 General and administrative             92         136         187         282

 Depreciation                           --         120          --         241

 Property taxes                         --          43          --          86

     Total expenses                     92         383         187         771

(Loss) income before equity in

(loss) income of unconsolidated

 joint ventures                        (61)        138        (124)        309

Equity in (loss) income of

 unconsolidated joint ventures         (50)         99          25         246

Net (loss) income                   $ (111)     $  237      $  (99)     $  555

Net (loss) income allocated to

  general partner                   $   (1)     $    3      $   (1)     $    6

Net (loss) income allocated to

  limited partners                    (110)        234         (98)        549

                                    $ (111)     $  237      $  (99)     $  555
Net (loss) income per limited

  partnership unit                  $(1.50)     $ 3.20      $(1.34)     $ 7.49

Distributions per

  limited partnership unit          $   --      $ 3.75      $   --      $ 7.50


                 See Accompanying Notes to Financial Statements
c)
                        CENTURY PENSION INCOME FUND XXIV

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)

                                    Limited

                                  Partnership   General    Limited

                                     Units      Partner   Partners'    Total


Original capital contributions       73,341     $    --   $ 36,671    $ 36,671

Partners' capital

 at December 31, 1998                73,341     $    --   $ 11,123    $ 11,123

Net loss for the six months

 ended June 30, 1999                     --          (1)       (98)        (99)

Partners' (deficit) capital

 at June 30, 1999                    73,341     $    (1)  $ 11,025    $ 11,024


                 See Accompanying Notes to Financial Statements
d)
                        CENTURY PENSION INCOME FUND XXIV

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                               Six Months Ended

                                                                   June 30,

                                                               1999        1998

Cash flows from operating activities:

 Net (loss) income                                          $  (99)     $  555

 Adjustments to reconcile net (loss) income to net cash

   provided by operating activities:

     Depreciation                                               --         241

     Amortization of lease commissions                          --          25

     Equity in income of unconsolidated joint ventures         (25)       (246)

     Change in accounts:

       Receivables and deposits                                (54)         61

       Other assets                                              1          --

       Accounts payable                                          1          (1)

       Tenant security deposit liabilities                      --           2

       Accrued property taxes                                   --           3

       Other liabilities                                        (9)        (10)

         Net cash (used in) provided by operating

           activities                                         (185)        630

Cash flows used in financing activities:

Distributions paid to partners                                  --        (556)

Net (decrease) increase in cash and cash equivalents          (185)         74

Cash and cash equivalents at beginning of period             3,529       1,889

Cash and cash equivalents at end of period                  $3,344      $1,963


                 See Accompanying Notes to Financial Statements
e)
                        CENTURY PENSION INCOME FUND XXIV

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation (the "Managing General Partner" or "FCMC"), the managing general partner of the general partner of the Partnership, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE B _ TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. ("Insignia") and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with affiliates of the Managing General Partner were charged to expense during the six months ended June 30, 1999 and 1998:

                                                        1999       1998

                                                        (in thousands)


Partnership management fee                             $ --       $ 62
Reimbursement for services of affiliates                 32         61

The Partnership Agreement provides for the payment of a Partnership management fee to the general partner equal to ten percent of cash available for distribution. This management fee is intended to defray some of the expenses related to services provided by the general partner, or an affiliate, but not reimbursed by the Partnership. No Partnership management fees were paid for the six months ended June 30, 1999, as the Partnership sold its wholly-owned properties in September 1998.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $32,000 and $61,000 for the six months ended June 30, 1999 and 1998, respectively.

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

The General Partner received a cash distribution of approximately $6,000 during the six months ended June 30, 1998. There were no distributions received during the six months ended June 30, 1999.

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

Summary financial information for Coral Palm is as follows (in thousands):

                                       June 30,
                                         1999

Total assets                           $ 4,994
Total liabilities                         (218)

Total venture's equity                 $ 4,776

                                          For the Six Months Ended
                                                  June 30,
                                           1999               1998

Total revenues                         $   454            $   582
Total expenses                            (433)              (432)

Net income                             $    21            $   150

The Partnership did not receive distributions from Coral Palm during either of the six months ended June 30, 1999 and 1998. For the six months ended June 30, 1999, the Partnership recognized equity in the income of Coral Palm of approximately $7,000 as compared to equity in the income of Coral Palm of approximately $49,000 for the comparable period in 1998.

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

Summary financial information for Minneapolis is as follows (in thousands):

                                       June 30,
                                         1999

Total assets                           $19,513
Total liabilities                          (20)

Total venture's equity                 $19,493

                                          For the Six Months Ended
                                                  June 30,
                                           1999               1998

Total revenues                         $ 1,553            $ 1,673
Total expenses                           1,497             (1,058)

Net income                             $    56            $   615

The Partnership did not receive distributions from Minneapolis during either of the six months ended June 30, 1999 and 1998. The Partnership recognized equity in the income of Minneapolis of approximately $18,000 and $197,000 for the six months ended June 30, 1999 and 1998, respectively.

On June 1, 1999, Minneapolis sold Alpha Business Center, Plymouth Service Center, and Westpoint Service Center to an unaffiliated third party for net sales proceeds of approximately $14,199,000 after payment of closing costs. Minneapolis realized a loss of approximately $436,000 on the sale during the second quarter of 1999. The Partnership's share of the loss on the sale is approximately $140,000.

NOTE E - DISTRIBUTIONS

During the six months ended June 30, 1998, a distribution from operations of approximately $556,000 ($7.50 per limited partnership unit) was paid to the partners.

NOTE F - SEGMENT INFORMATION

Description of the types of products and services from which the reportable segment derives its revenues: For the six months ended June 30, 1998, the Partnership had one reportable segment: commercial properties. The commercial property segment consisted of three retail shopping centers located in three different states: South Carolina, North Carolina, and Georgia. All of the commercial properties were sold in September 1998.

Measurement of segment profit or loss: The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segment: The Partnership's reportable segment consisted of investment properties that offered similar products and services. Although each of the investment properties were managed separately, they have been aggregated into one segment as they provided services with similar types of products and customers.

Segment information for the six months ended June 30, 1999 and 1998, is shown in the following tables (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment. Information for the six months ended June 30, 1999, is administration-related due to the sale of the commercial properties in 1998.

1999
                                           Commercial     Other        Totals

Other income                              $    --      $    63      $    63
General and administrative expense             --          187          187
Equity in income of joint ventures             --           25           25
Segment loss                                   --          (99)         (99)
Total assets                                   --       11,469       11,469

1998
                                           Commercial     Other        Totals

Rental income                             $ 1,033      $    --      $ 1,033
Other income                                    3           44           47
Depreciation                                  241           --          241
General and administrative expense             --          282          282
Equity in income of joint ventures             --          246          246
Segment profit                                547            8          555
Total assets                               13,765        9,632       23,397

NOTE G - LEGAL PROCEEDINGS

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

On September 1, 1998, the Partnership sold its three wholly-owned investment properties and on June 1, 1999, a joint venture, in which the Partnership is invested, sold its three properties. As a result, the Partnership currently has an interest in one shopping center owned by one unconsolidated joint venture between the Partnership and an affiliated partnership.

Results of Operations

The Partnership realized at net loss of approximately $99,000 for the six months ended June 30, 1999, as compared to net income of approximately $555,000 for the corresponding period in 1998. The Partnership realized a net loss of approximately $111,000 for the three months ended June 30, 1999, as compared to net income of approximately $237,000 for the corresponding period in 1998. The decrease in net income was due to a decrease in total revenues partially offset by a decrease in total expenses. Revenues and expenses decreased due to the sale of the Partnership's three investment properties in September 1998 and the resulting decreases in rental income and expenses. Also contributing to the decrease in net income was a decrease in equity in income of both of the Partnership's unconsolidated joint ventures. The decrease in equity in income of the unconsolidated joint ventures is due to a decrease in the net income of both joint ventures for the six months ended June 30, 1999, as compared to the same period in 1998.

The decrease in net income for Coral Palm Plaza Joint Venture for the six months ended June 30, 1999, is primarily due to a decrease in rental income due to a decline in the physical occupancy at the related property and corresponding bad debt expense and vacancy loss recorded during the period. Also contributing to the decrease in net income is an increase in property tax expense for the six months ended June 30, 1999, due to the fact that a property tax refund was recorded during the corresponding period of 1998. The decrease in net income for Minneapolis Business Parks Joint Venture ("Minneapolis") for the six months ended June 30, 1999, as compared to the same period of 1998, is primarily attributable to the loss on the sale of the three investment properties during the second quarter of 1999 (see discussion below). Also contributing to the decrease in net income is an increase in operating expenses primarily due to increased maintenance expense at the joint venture's properties during the six months ended June 30, 1999.

General and administrative expenses decreased primarily due to payment of the Partnership management fee in association with the distribution to the partners during the six months ended June 30, 1998. Also contributing to the decrease in general and administrative expenses is a decrease in the third party asset management fees as a result of the September 1998 sale of the Partnership's investment properties. Included in general and administrative expenses at June 30, 1999 and 1998, are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

On June 1, 1999, Minneapolis sold Alpha Business Center, Plymouth Service Center, and Westpoint Service Center to an unaffiliated third party for net sales proceeds of approximately $14,199,000 after payment of closing costs. Minneapolis realized a loss of approximately $436,000 on the sale during the second quarter of 1999. The Partnership's share of the loss on the sale is approximately $140,000.

Liquidity and Capital Resources

At June 30, 1999, the Partnership had cash and cash equivalents of approximately $3,344,000 compared to approximately $1,963,000 at June 30, 1998. The decrease in cash and cash equivalents for the six months ended June 30, 1999, from the Partnership's year ended December 31, 1998, is approximately $185,000 and is due to net cash used in operating activities.

During the six months ended June 30, 1998, a distribution from operations of approximately $556,000 ($7.50 per limited partnership unit) was paid to the partners. No distributions were declared or paid during the six months ended June 30, 1999. Future cash distributions will depend primarily on distributions received from the joint ventures.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

      b)  Reports on Form 8-K:

          Current Report on Form 8-K filed on June 15, 1999 disclosing the sale of the three properties owned by Minneapolis Business Park Joint Venture.

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

                                  Date:      August 13, 1999