Form 10QSB
period 1999-09-30
CENTURY PENSION INCOME FUND XXIV
filed 1999-11-15
CIK 780590

FORM 10-QSB---QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT



                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

                         Commission file number 0-15710


                        CENTURY PENSION INCOME FUND XXIV
       (Exact name of small business issuer as specified in its charter)



        California                                           94-2984976
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                         55 Beattie Place, PO Box 1089
                       Greenville, South Carolina  29602
                    (Address of principal executive offices)

                                 (864) 239-1000
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

a)

                        CENTURY PENSION INCOME FUND XXIV

                                 BALANCE SHEET
                        (in thousands, except unit data)
                                  (Unaudited)


                               September 30, 1999



Assets
Cash and cash equivalents                                              $  9,239
Receivables and deposits                                                     40
Other assets                                                                176
Investments in unconsolidated joint ventures                              2,109
                                                                       $ 11,564
Liabilities and Partners' (Deficit) Capital
Liabilities
Accounts payable                                                       $      4
Due to general partner                                                      610
Distribution payable                                                      8,393
Other liabilities                                                           271

Partners' (Deficit) Capital
General partner                                          $    (88)
Limited partners (73,341 units issued and
outstanding)                                                2,374         2,286
                                                                       $ 11,564

                 See Accompanying Notes to Financial Statements

b)

                        CENTURY PENSION INCOME FUND XXIV

                            STATEMENTS OF OPERATIONS

                                  (Unaudited)
                        (in thousands, except unit data)



                                    Three Months Ended        Nine Months Ended
                                       September 30,            September 30,
                                     1999        1998        1999         1998
Revenues:
Rental income                      $    --     $   199     $    --      $ 1,232
Other income                            22          76          85          123
Gain on sale of investment
properties                              --       3,381          --        3,381
Total revenues                          22       3,656          85        4,736
Expenses:
Operating                               --          66          --          228
General and administrative             491         128         678          410
Depreciation                            --          81          --          322
Property taxes                          --          22          --          108
Total expenses                         491         297         678        1,068

(Loss) income before equity in
income of unconsolidated
joint ventures                        (469)      3,359        (593)       3,668

Equity in income of
unconsolidated joint ventures          124         188         149          434

Net (loss) income                  $  (345)    $ 3,547     $  (444)     $ 4,102

Net (loss) income allocated

to general partner                 $    (3)    $   168     $    (4)     $   174
Net (loss) income allocated
to limited partners                   (342)      3,379        (440)       3,928
                                   $  (345)    $ 3,547     $  (444)     $ 4,102
Net (loss) income per limited
partnership unit                   $ (4.66)    $ 46.07     $ (6.00)     $ 53.56

Distributions per
limited partnership unit           $113.29     $206.23     $113.29      $213.73


                 See Accompanying Notes to Financial Statements

c)

                        CENTURY PENSION INCOME FUND XXIV

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)



                                   Limited
                                 Partnership   General     Limited
                                    Units      Partner     Partners      Total

Original capital contributions      73,341      $   --     $36,671      $36,671

Partners' capital at
December 31, 1998                   73,341      $   --     $11,123      $11,123

Distribution to partners                --         (84)     (8,309)      (8,393)

Net loss for the nine months
ended September 30, 1999                --          (4)       (440)        (444)

Partners' (deficit) capital at
September 30, 1999                  73,341      $  (88)    $ 2,374      $ 2,286


                 See Accompanying Notes to Financial Statements

d)
                        CENTURY PENSION INCOME FUND XXIV

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                             Nine Months Ended
                                                               September 30,
                                                             1999        1998
Cash flows from operating activities:
Net (loss) income                                        $   (444)   $  4,102
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Depreciation                                                   --         322
Amortization of lease commissions                              --          32
Gain on sale of investment property                            --      (3,381)
Equity in income of unconsolidated joint ventures            (149)       (434)
Change in accounts:

Receivables and deposits                                      (40)        162
Other assets                                                   10           4
Accounts payable                                                1          (4)
Accrued property taxes                                         --          26
Due to general partner                                        434          --
Other liabilities                                              (3)        288
Net cash (used in) provided by operating
activities                                                   (191)      1,117

Cash flows from investing activities:
Proceeds from sale of investment property                      --      16,651
Distribution received from joint venture                    5,901          --

Net cash provided by investing activities                   5,901      16,651

Cash flows used in financing activities:
Distributions paid to partners                                --      (15,833)

Net increase in cash and cash equivalents                   5,710       1,935
Cash and cash equivalents at beginning of period            3,529       1,889

Cash and cash equivalents at end of period               $  9,239    $  3,824

Supplemental disclosure of non-cash financing activity:
Distribution payable                                     $  8,393    $     --

                 See Accompanying Notes to Financial Statements

e)
                        CENTURY PENSION INCOME FUND XXIV

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Century Pension Income Fund XXIV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation (the "Managing General Partner" or "FCMC"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

NOTE B - TRANSFER OF CONTROL

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

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Managing General Partner and/or its affiliates were incurred during the nine month periods ended September 30, 1999 and 1998:

                                                               1999      1998
                                                               (in thousands)

Partnership management fee                                     $434      $ 93
Reimbursement for services of affiliates                         50        90


The Partnership Agreement provides for the payment of a Partnership management fee to the general partner equal to ten percent of cash available for distribution. This management fee is intended to defray some of the expenses related to services provided by the general partner, or an affiliate, but not reimbursed by the Partnership. For the nine months ended September 30, 1999, a fee of approximately $434,000 was accrued in connection with the declared distribution and is included in "Due to general partner" on the balance sheet. For the nine months ended September 30, 1999, a fee of approximately $93,000 was paid.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $50,000 and $90,000 for the nine months ended September 30, 1999 and 1998, respectively.

The Partnership Agreement provides for the payment of a subordinated sales interest to the general partner not to exceed the lesser of (i) three percent of the gross sales price of a property or (ii) one-half of the competitive real estate commission, as defined in the Partnership Agreement. The general partner was entitled to this fee in connection with the sale of the Partnership's three investment properties during 1998. Payment cannot be made until the limited partners receive their original invested capital plus a 6% per annum return. Once the limited partners have received their priority return and return of their original investment, the subordinated sales interest can be paid. The Partnership has recognized a deferred asset of approximately $176,000, which is included on the Partnership's balance sheet, until the fee becomes payable.

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

Summary financial information for Coral Palm is as follows (in thousands):

                               September 30,
                                   1999

Total assets                      $ 5,319
Total liabilities                    (255)
Total venture's equity            $ 5,064


                        For the Three Months Ended    For the Nine Months Ended
                               September 30,                September 30,
                             1999          1998          1999           1998

Total revenues              $ 416         $ 315          $ 870          $ 897
Total expenses               (170)         (225)          (603)          (657)
Net income                  $ 246         $  90          $ 267          $ 240


The Partnership did not receive distributions from Coral Palm during either of the nine months ended September 30, 1999 and 1998. For the nine months ended September 30, 1999, the Partnership recognized equity in the income of Coral Palm of approximately $89,000 as compared to equity in the income of Coral Palm of approximately $80,000 for the comparable period in 1998.

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

Summary financial information for Minneapolis is as follows (in thousands):

                                  September 30,

                                       1999

Total assets                         $ 1,029
Total liabilities                        (13)
Total venture's equity               $ 1,016


                        For the Three Months Ended    For the Nine Months Ended
                               September 30,                September 30,
                             1999          1998          1999           1998

Total revenues             $   131       $   825        $ 1,674        $ 2,498
Total expenses                  --          (543)        (1,487)        (1,601)
Net income                 $   131       $   282        $   187        $   897


The Partnership received a distribution of approximately $5,901,000 from Minneapolis during the nine months ended September 30, 1999. There was no distribution during the comparable period in 1998. The Partnership recognized equity in the income of Minneapolis of approximately $60,000 and $354,000 for the nine months ended September 30, 1999 and 1998, respectively.

On June 1, 1999, Minneapolis sold Alpha Business Center, Plymouth Service Center, and Westpoint Service Center to an unaffiliated third party for net sales proceeds of approximately $14,202,000 after payment of closing costs. Minneapolis realized a loss of approximately $433,000 on the sale during the second quarter of 1999. The Partnership's share of the loss on the sale is approximately $139,000.

NOTE E - SALE OF INVESTMENT PROPERTIES

In September 1998, the Partnership sold its three investment properties, Butler Square Shopping Center, Kenilworth Commons Shopping Center, and Plantation Pointe Shopping Center to an unaffiliated third party. The Partnership's net proceeds were approximately $16,651,000 after payment of closing costs. The Partnership realized a gain of approximately $3,381,000 on the sale during the third quarter of 1998.

The sale transaction is summarized as follows:

                                        (in thousands)

Cash proceeds received                     $ 16,651
Net real estate (a)                         (13,270)
Gain on sale of investment property        $  3,381

(a) Real estate at cost, net of accumulated depreciation of approximately $4,508,000.

NOTE F - DISTRIBUTIONS

During the nine months ended September 30, 1999, a distribution from operations of approximately $3,906,000 (approximately $3,867,000 to the limited partners, $52.73 per limited partnership unit) and a distribution from sales proceeds of Minneapolis Business Park Joint Venture of approximately $4,487,000 (approximately $4,442,000 to the limited partners, $60.56 per limited partnership unit) was declared. The distribution was paid subsequent to September 30, 1999. During the nine months ended September 30, 1998, a distribution from operations of approximately $833,000 (approximately $825,000 to the limited partners, $11.25 per limited partnership unit) and a distribution from sales proceeds of approximately $15,000,000 (approximately $14,850,000 to the limited partners, $202.48 per limited partnership unit) was paid to the partners.

NOTE G - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues:

For the nine months ended September 30, 1998, the Partnership had one reportable segment: commercial properties. The commercial property segment consisted of three retail shopping centers located in three different states: South Carolina, North Carolina, and Georgia. All of the commercial properties were sold in September 1998.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segments are the same as those of the Partnership as described in Partnership's Annual Report on Form 10-K for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consisted of investment properties that offered similar products and services. Although each of the investment properties were managed separately, they have been aggregated into one segment as they provided services with similar types of products and customers.

Segment information for the nine months ended September 30, 1999 and 1998, is shown in the following tables. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment. Information for the nine months ended September 30, 1999, is entirely administration-related due to the sale of the commercial properties in 1998.

                 1999                   Commercial       Other        Totals
                                                    (in thousands)

Other income                             $    --        $    85      $    85
General and administrative expense            --            678          678
Equity in income of joint ventures            --            149          149
Segment loss                                  --           (444)        (444)
Total assets                                  --         11,564       11,564

                 1998                    Commercial       Other       Totals
                                                     (in thousands)

Rental income                             $ 1,232        $    --     $ 1,232
Other income                                    9            114         123
Gain on sale of investment properties       3,381             --       3,381
Depreciation                                  322             --         322
General and administrative expense             --            410         410
Equity in income of joint ventures             --            434         434
Segment profit                              3,964            138       4,102
Total assets                                  156         11,689      11,845

NOTE H - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the Managing General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

On September 1, 1998, the Partnership sold its three wholly-owned investment properties and on June 1, 1999, a joint venture, in which the Partnership is invested, sold its three properties. As a result, the Partnership currently has an interest in one shopping center, Coral Palm Plaza, owned by one unconsolidated joint venture between the Partnership and an affiliated partnership.

Results of Operations

The Partnership realized a net loss of approximately $444,000 for the nine months ended September 30, 1999, as compared to net income of approximately $4,102,000 for the corresponding period in 1998. The Partnership realized a net loss of approximately $345,000 for the three months ended September 30, 1999, as compared to net income of approximately $3,547,000 for the corresponding period in 1998. The increase in net loss was due to a decrease in total revenues partially offset by a decrease in total expenses. Also contributing to the increase in net loss was a decrease in equity in the Partnership's unconsolidated joint ventures. Revenues and expenses decreased due to the sale of the Partnership's three investment properties in September 1998 and the sale of one of the joint venture's properties in June 1999, resulting in decreases in rental income and expenses. The decrease in equity in income of the unconsolidated joint venture is due to a decrease in the net income of the remaining joint venture for the nine months ended September 30, 1999, as compared to the same period in 1998.

The decrease in net income for Coral Palm Plaza Joint Venture for the nine months ended September 30, 1999, is primarily due to a decrease in rental income due to a decline in the physical occupancy at the related property and corresponding bad debt expense and vacancy loss recorded during the period.
Also contributing to the decrease in net income is an increase in property tax expense for the nine months ended September 30, 1999, due to the fact that a property tax refund was recorded during the corresponding period of 1998. The decrease in net income for Minneapolis Business Parks Joint Venture ("Minneapolis") for the three and nine months ended September 30, 1999, as compared to the same period of 1998, is primarily attributable to the loss on the sale of the three investment properties during the second quarter of 1999 (see discussion below).

General and administrative expenses increased primarily due to the accrual of the Partnership management fee in association with the distribution to the partners during the nine months ended September 30, 1999. Partially offsetting this increase in general and administrative expenses is a decrease in the third party asset management fees as a result of the September 1998, sale of the Partnership's investment properties. Included in general and administrative expenses at September 30, 1999 and 1998, are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

On June 1, 1999, Minneapolis sold Alpha Business Center, Plymouth Service Center, and Westpoint Service Center to an unaffiliated third party for net sales proceeds of approximately $14,202,000 after payment of closing costs. Minneapolis realized a loss of approximately $433,000 on the sale during the second quarter of 1999. The Partnership's share of the loss on the sale is approximately $139,000.

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

Liquidity and Capital Resources

At September 30, 1999, the Partnership had cash and cash equivalents of approximately $9,239,000 compared to approximately $3,824,000 at September 30, 1998. The increase in cash and cash equivalents for the nine months ended September 30, 1999, from the Partnership's year ended December 31, 1998, is approximately $5,710,000 and is largely due to a distribution received from the joint venture.

During the nine months ended September 30, 1999, a distribution from operations of approximately $3,906,000 (approximately $3,867,000 to the limited partners, $52.73 per limited partnership unit) and a distribution from sales proceeds at Minneapolis Business Park Joint Venture of approximately $4,487,000 (approximately $4,442,000 to the limited partners, $60.56 per limited partnership unit) was declared. The distribution was paid subsequent to September 30, 1999. During the nine months ended September 30, 1998, a distribution from operations of approximately $833,000 (approximately $825,000 to the limited partners, $11.25 per limited partnership unit) and a distribution from sales proceeds of approximately $15,000,000 (approximately $14,850,000 to the limited partners, $202.48 per limited partnership unit) was paid to the partners.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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


                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the Managing General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          b)   Reports on Form 8-K filed in the third quarter of fiscal year
               1999.

               None.


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



                              CENTURY PENSION INCOME FUND XXIV


                              By:  FOX PARTNERS VI
                                   Its General Partner

                              By:  FOX CAPITAL MANAGEMENT CORPORATION
                                   Its Managing General Partner

                              By:  /s/Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President

                              By:  /s/Martha L. Long
                                   Martha L. Long
                                   Senior Vice President
                                   and Controller

                              Date: